Form 10-Q
period 2000-03-31
C CUBE MICROSYSTEMS INC DE
filed 2000-05-15
CIK 1102056

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 000-28695

                               -------------------

                            C-CUBE MICROSYSTEMS INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                       77-0528024
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                             1778 MCCARTHY BOULEVARD
                           MILPITAS, CALIFORNIA 95035

              (Address and zip code of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (408) 490-8000

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST YEAR: C-CUBE SEMICONDUCTOR INC.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 [X] YES [ ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

AS OF APRIL 25, 2000, 47,513,108 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                            C-CUBE MICROSYSTEMS INC.

                                TABLE OF CONTENTS

                                                                            Page

Part I.   Financial Information

Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets

             March 31, 2000 and December 31, 1999 ..........................  3

             Condensed Consolidated Statements of Income

             Quarters ended March 31, 2000 and 1999 ........................  4

             Condensed Consolidated Statements of Cash Flows

             Three months ended March 31, 2000 and 1999 ....................  5

             Notes to Condensed Consolidated Financial Statements ..........  6

Item 2.      Management's Discussion and Analysis of Financial

             Condition and Results of Operations ...........................  9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk..... 15


Part II.  Other Information

Item 1.      Legal Proceedings ............................................. 15

Item 2.      Changes in Securities and Use of Proceeds ..................... 15

Item 3.      Defaults Upon Senior Securities ............................... 15

Item 4.      Submission of Matters to a Vote of Security Holders ........... 16

Item 5.      Other Information ............................................. 16

Item 6.      Exhibits and Reports on Form 8-K .............................. 16

Signatures ................................................................. 17

                          PART I. FINANCIAL INFORMATION


ITEM 1.     Financial Statements


                            C-CUBE MICROSYSTEMS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                   (UNAUDITED)
                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2000            1999
                                                                                      -----------     -----------
                                                          ASSETS
      Current assets:
        Cash and equivalents...................................................       $   213,597     $   123,145
        Short-term investments.................................................            89,755         167,403
        Receivables - net......................................................             6,799          12,516
        Inventories............................................................            19,824           8,966
        Deferred income taxes..................................................            49,549           7,095
        Other current assets...................................................             8,385          10,300
                                                                                      -----------     -----------
                Total current assets...........................................           387,909         329,425
      Property and equipment - net.............................................            19,607          20,355
      Production capacity rights...............................................            24,629           4,985
      Distribution rights - net................................................             1,277           1,318
      Purchased technology - net...............................................             2,070           2,307
      Other assets.............................................................             4,578           2,393
      Net assets of discontinued operations....................................           100,421         101,157
                                                                                      -----------     -----------
                Total..........................................................       $   540,491     $   461,940
                                                                                      ===========     ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Accounts payable.......................................................       $    15,966     $    24,138
        Accrued liabilities....................................................            14,819          17,925
        Income taxes payable...................................................             2,686           2,855
        Current portion of long-term obligations...............................             1,471             727
                                                                                      -----------     -----------
                Total current liabilities......................................            34,942          45,645
      Long-term obligations....................................................             2,027          16,842
                                                                                      -----------     -----------
                Total liabilities..............................................            36,969          62,487
                                                                                      -----------     -----------
      Minority interest in subsidiary..........................................               478             471

      Stockholders' equity:
        Common stock...........................................................           426,679         323,756
        Accumulated other comprehensive loss...................................            (2,159)         (2,014)
        Accumulated earnings...................................................            78,524          77,240
                                                                                      -----------     -----------
                Total stockholders' equity.....................................           503,044         398,982
                                                                                      -----------     -----------
                Total..........................................................       $   540,491     $   461,940
                                                                                      ===========     ===========

                 See notes to consolidated financial statements.


                            C-CUBE MICROSYSTEMS INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                                   QUARTER ENDED MARCH 31,
                                                                                   -----------------------
                                                                                   2000              1999
                                                                                -----------       ----------
    Net revenues...........................................................    $    61,002       $    58,287
    Costs and expenses:
      Cost of revenues.....................................................         26,754            23,646
      Research and development.............................................         14,154            13,313
      Selling, general and administrative..................................         14,161             9,419
                                                                               -----------       -----------
         Total.............................................................         55,069            46,378
                                                                               -----------       -----------
    Income from operations.................................................          5,933            11,909
    Other income, net......................................................          3,775             1,725
                                                                               -----------       -----------
    Income from continuing operations before income taxes and
        minority interest..................................................          9,708            13,634
    Income tax expense for continuing operations...........................          2,621             3,935
                                                                               -----------       -----------
    Income from continuing operations before minority interest.............          7,087             9,699
    Minority interest in net income (loss) of subsidiary...................              7               (28)
                                                                               -----------       -----------
    Income from continuing operations......................................          7,080             9,727

    Discontinued operations:
        Income from operations of DiviCom business (net of taxes)..........           1,552            3,233
        Loss on disposal of DiviCom business (net of taxes)................          (7,348)              --
                                                                               ------------      -----------
    Net income.............................................................    $      1,284      $    12,960
                                                                               ============      ===========

    Basic earnings per share amounts:
        Income from continuing operations..................................    $      0.16       $      0.26
        Income (loss) from discontinued operations.........................          (0.13)             0.08
                                                                               -----------       -----------
        Net income.........................................................    $      0.03       $      0.34
                                                                               ===========       -----------

    Diluted earnings per share amounts:
        Income from continuing operations..................................    $      0.14       $      0.24
        Income (loss) from discontinued operations.........................          (0.12)             0.08
                                                                               -----------       -----------
        Net income.........................................................    $      0.03       $      0.32
                                                                               ===========       ===========

    Basic shares used in computation.......................................         43,884            38,668
                                                                               ===========       ===========

    Diluted shares used in computation.....................................         49,449            41,344
                                                                               ===========       ===========


                 See notes to consolidated financial statements.


                            C-CUBE MICROSYSTEMS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                         2000             1999
                                                                                      -----------      -----------
Cash flows from operating activities:
  Net income...................................................................       $     1,284      $    12,960
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Minority interest in subsidiary...........................................                 7              (28)
     Depreciation and amortization.............................................             3,415            1,636
     Deferred income taxes.....................................................             1,707           (6,033)
     Changes in assets and liabilities:
        Receivables............................................................             5,575            5,204
        Inventories............................................................           (10,848)           2,533
        Other current assets...................................................             2,094             (459)
        Accounts payable.......................................................            (8,057)             299
        Accrued liabilities....................................................            (3,190)           2,861
        Income taxes payable...................................................                38          (11,915)
        Production capacity rights.............................................           (20,000)          11,700
                                                                                      -----------      -----------
  Net cash provided by (used in) operations....................................           (27,975)          18,758
  Net cash provided by discontinued operations.................................               736           18,310
                                                                                      -----------      -----------
  Net cash provided by (used in) continuing operations.........................           (27,239)          37,068

Cash flows from investing activities:
  Sales and maturities of short-term investments...............................            82,100          110,045
  Purchases of short-term investments..........................................            (3,941)         (84,448)
  Capital expenditures.........................................................              (947)          (2,922)
  Other assets.................................................................              (408)          (2,138)
                                                                                      -----------      -----------
  Net cash provided by investing activities....................................            76,804           20,537
                                                                                      -----------      -----------
Cash flows from financing activities:
  Repayments of capital lease obligations......................................               (18)            (121)
  Sale of common stock.........................................................            41,080           11,126
  Repurchase of convertible subordinated notes.................................               (10)          (3,271)
                                                                                      -----------      -----------
  Net cash provided by financing activities....................................            41,052            7,734
                                                                                      -----------      -----------
Exchange rate impact on cash and equivalents...................................              (165)              37
                                                                                      -----------      -----------
Net increase in cash and equivalents...........................................            90,452           65,376
Cash and equivalents, beginning of period......................................           123,145           93,180
                                                                                      -----------      -----------
Cash and equivalents, end of period............................................       $   213,597      $   158,556
                                                                                      ===========      ===========
Supplemental schedule of noncash investing and financing activities:
  Unrealized gain (loss) on investments........................................       $        15      $       (70)
  Equipment acquired under lease...............................................             1,500               --
  Conversion of convertible debt into common stock.............................            17,560               --
  Tax benefit of stock option exercises........................................            44,817            2,545

Supplemental schedule of cash flow information: Cash paid (received) during the period for:
    Interest...................................................................       $       184      $       125
    Income taxes...............................................................              (108)           5,520

                 See notes to consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       Basis of presentation

         The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of March 31, 2000, and the results of operations for the quarters ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.       Merger/spin-off

         C-Cube entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc. on December 9, 1999. In accordance with this agreement, on May 2, 2000 C-Cube's semiconductor division was spun-off into an independent company, and on May 3, 2000 C-Cube's DiviCom division was merged with and into Harmonic Inc. Accordingly, as required by Accounting Principals Board Opinion No. 30 and Emerging Issues Task Force Abstract No. 95-18, the results of operations of the Semiconductor division (the continuing entity) are reported separately from the results of operations of the DiviCom division (the discontinued entity). The results of operations in prior periods have been restated and certain prior period amounts have been reclassified to conform to the current period presentation. These restatements and reclassifications had no effect on net income or stockholders' equity.

         The results of discontinued operations are broken out into two line items on the face of the Condensed Consolidated Statements of Income included herein. Income from operations of DiviCom represents the net income of DiviCom operations for the quarters ended March 31, 2000 and 1999, and includes revenues of $39.4 million and $38.2 million and taxes of $0.8 million and $1.6 million, respectively. Loss on disposal of DiviCom includes direct costs associated with the merger/spin-off transaction which were incurred by the Company, plus a provision of $8.6 million for estimated operating losses of DiviCom during the phase-out period, less a $3.0 million tax benefit.

3.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs which approximate actual cost on a first-in, first-out basis. Inventories consist of:


                                          MARCH 31,      DECEMBER 31,
                                            2000             1999
                                         ----------      -----------
                                               (IN THOUSANDS)
         Finished goods.............     $  11,743        $   4,165
         Work-in-process............         2,601            3,564
         Raw materials..............         5,480            1,237
                                         ---------        ---------
                   Total............     $  19,824        $   8,966
                                         =========        =========

4.       Production capacity rights

         In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. In January 1999, TSMC refunded $11.8 million of the advance payment to the Company. TSMC will apply the remaining prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received.

         In the fourth quarter of 1999, the Company signed a production capacity agreement with United Microelectronics Corporation (UMC) to provide wafer production capacity in the years 2000 through 2002, for which the Company paid a $20 million refundable deposit in January 2000. The deposit allows for certain discounts on purchased capacity based upon the quantities purchased. The agreement does not commit the Company to purchase wafers, but does guarantee the availability of a set capacity of wafers at "not to exceed" prices.

5.       Long-term obligations

         In December 1999, the Company announced its intention to call the outstanding balance of all notes at 103.5% of the principal amount. From the date of announcement through January 20, 2000, all note holders elected the option to convert their notes into shares of the Company's common stock at a price of $30.70 per share.

6.       Earnings per share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                       QUARTER ENDED MARCH 31,
                                                                                       -----------------------
                                                                                        2000             1999
                                                                                     ----------       ----------
    Numerator:
     Income from continuing operations.........................................      $    7,080       $    9,727
     Income (loss) from discontinued DiviCom business..........................          (5,796)           3,233
                                                                                     ----------       ----------
     Numerator for basic earnings per share....................................           1,284           12,960
     Add back interest income after tax related to convertible shares..........              --              205
                                                                                     ----------       ----------
     Numerator for diluted earnings per share..................................      $    1,284       $   13,165
                                                                                     ==========       ==========

    Denominator:

     Weighted-average shares - denominator for basic earnings
        per share..............................................................          43,884           38,668
     Convertible shares........................................................              --              716
     Dilutive common stock equivalents, using treasury stock method............           5,565            1,960
                                                                                     ----------       ----------
     Denominator for diluted earnings per share................................          49,449           41,344
                                                                                     ==========       ==========

    Basic earnings per share...................................................      $     0.03       $     0.34
                                                                                     ==========       ==========
    Diluted earnings per share.................................................      $     0.03       $     0.32
                                                                                     ==========       ==========

7.       Comprehensive income

         For the quarters ended March 31, 2000 and 1999, comprehensive income, which was comprised of the Company's net income for the periods, changes in accumulated translation adjustments and unrealized gains (losses) on investments, was $1.1 million and $12.8 million, respectively.

8.       Securities purchase agreement and warrant

         On February 10, 2000, C-Cube entered into a Securities Purchase Agreement with Thomson Multimedia S.A., a French societe anonyme, whereby, subsequent to the closing of the merger/spin-off transactions, C-Cube will issue and sell to Thomson 474,747 shares of non-voting common stock at a price of $19.78 per share and issue to Thomson a warrant to purchase 949,494 shares of common stock, which will be fully vested upon issuance and become exercisable at a price of $19.78 per share upon the achievement of certain milestones. Readers are referenced to C-Cube Semiconductor's Amended Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 for more information.

9.       Recently issued accounting standards

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. As required under SOP 98-5, the Company has expensed organizational costs associated with the merger/spin-off as incurred.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to materially impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to adopt this statement in the first quarter of fiscal year 2001, with early adoption permitted.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in this Item 2, those described elsewhere in this report and those described in the Company's Amended Form S-1 filed with the Securities and Exchange Commission on March 22, 2000, Form 10-K for the year ended December 31, 1999, other Form 10-Qs and other reports under the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those statements marked with an asterisk (*) in this report. The Company assumes no obligation to update any forward-looking statements.

QUARTER ENDED MARCH 31, 2000

      The following table sets forth certain operating data as a percentage of net revenues for the quarters ended March 31, 2000 and 1999:

                                                                       QUARTER ENDED MARCH 31,
                                                                       -----------------------
                                                                         2000           1999
                                                                       --------       --------
   Net revenues..................................................        100.0%         100.0%
   Costs and expenses:
     Cost of revenues............................................         43.9           40.6
     Research and development....................................         23.2           22.8
     Selling, general and administrative.........................         23.2           16.2
                                                                        ------         ------
             Total...............................................         90.3           79.6
                                                                        ------         ------
   Income from operations........................................          9.7           20.4
   Other income, net.............................................          6.2            3.0
                                                                        ------         ------
   Income from continuing operations before income taxes and
      minority interest .........................................         15.9           23.4
   Income tax expense for continuing operations..................          4.3            6.8
                                                                        ------         ------
   Income from continuing operations before minority interest....         11.6           16.6
   Minority interest in net loss of subsidiary...................            -           (0.1)
                                                                        ------         ------
   Income from continuing operations.............................         11.6           16.7

   Discontinued operations:
     Income from operations of DiviCom business (net of taxes)...          2.5            5.5
     Loss on disposal of DiviCom business  (net of taxes)........        (12.0)             -
                                                                        ------          -----
   Net income....................................................          2.1%          22.2%
                                                                        ======         ======

      MERGER/SPIN-OFF

      C-Cube entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc. on December 9, 1999. In accordance with this agreement, on May 2, 2000 C-Cube's semiconductor division was spun-off into an independent company, and on May 3, 2000 C-Cube's DiviCom division was merged with and into Harmonic Inc. Accordingly, as required by Accounting Principals Board Opinion No. 30 and Emerging Issues Task Force Abstract No. 95-18, the results of operations of the Semiconductor division (the continuing entity) are reported separately from the results of operations of the DiviCom division (the discontinued entity). For more information on the merger/spin-off transaction, readers are referenced to C-Cube Semiconductor's Amended Form S-1 filed with the SEC on March 22, 2000 and Harmonic's Amended Form S-4 filed with the SEC on March 24, 2000.

      PRODUCTION CAPACITY

      In the fourth quarter of 1999, the Company signed a production capacity agreement with United Microelectronics Corporation (UMC) to provide wafer production capacity in the years 2000 through 2002, for which the Company paid a $20 million refundable deposit in January 2000. The deposit allows for certain discounts on purchased capacity based upon the quantities purchased. The agreement does not commit the Company to purchase wafers, but does guarantee the availability of a set capacity of wafers at "not to exceed" prices.

      LONG-TERM OBLIGATIONS

      In December 1999, the Company announced its intention to call the outstanding balance of all notes at 103.5% of the principal amount. From the date of announcement through January 20, 2000, all note holders elected the option to convert their notes into shares of the Company's common stock at a price of $30.70 per share.

      SECURITIES PURCHASE AGREEMENT AND WARRANT

      On February 10, 2000, C-Cube entered into a Securities Purchase Agreement with Thomson Multimedia S.A., a French societe anonyme, whereby, subsequent to the closing of the merger/spin-off transactions, C-Cube will issue and sell to Thomson 474,747 shares of non-voting common stock at a price of $19.78 per share and issue to Thomson a warrant to purchase 949,494 shares of common stock, which will be fully vested upon issuance and become exercisable at a price of $19.78 per share upon the achievement of certain milestones. Readers are referenced to C-Cube Semiconductor's Amended Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 for more information.

      NET REVENUES

      Net revenues in the first quarter of 2000 were $61.0 million, an increase of 4.7% over the $58.3 million reported in the corresponding quarter a year ago. This increase was primarily due to higher volume sales of decoder chips used in digital set-top boxes. The increase was partially offset by decreased sales of decoder chips used in VideoCD and Chaoji VCD players, due to a reduction in shipments and increased price competition. The Company believes the markets for codecs (single chip encoder/decoder) and decoders used in DVD players and digital set-top boxes will continue to grow, while the market for decoder chips used in VideoCD and Chaoji VCD applications will gradually decline as the market becomes saturated and as consumers adopt DVD applications in their place.*

      International revenues accounted for 88% of net revenues for the first quarter of 2000, compared to 83% for the first quarter of 1999. The Company expects that international revenues will continue to represent a significant portion of net revenues.* The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, C-Cube purchases a substantial portion of its manufacturing services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China is the primary market for the Company's decoder products used in VideoCD and Chaoji VCD players. As a consequence, any political or economic instability in China could significantly reduce demand for the Company's products.

      The Asian consumer electronics markets accounted for approximately 62% and 74% of total Company sales in the first quarters of 2000 and 1999, respectively, and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* Asia has experienced economic instability in the past few years, characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end user goods in which the Company's products are incorporated. A significant portion of the Company's first quarter 2000 sales in Asia were of decoder chips, which are used in DVD, VideoCD and Chaoji VCD players. The Company believes purchases of these products are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its semiconductor products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company generally requires prior to shipment.

      GROSS MARGIN

      C-Cube's gross margin for the first quarter of 2000 was 56.1% compared to a gross margin of 59.4% for the same quarter last year. This decrease was primarily the result of an increase in standard costs due to higher demand for production capacity, and due to reductions in the average selling prices of many of the Company's products due to competitive pricing pressures. These negative pressures on gross margin were partially offset by changes in product mix, as sales of products with higher gross margins, such as codecs and digital set-top boxes, contributed more to revenues in the first quarter of 2000 than the first quarter of 1999.

      The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder chips.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

      C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products, or to successfully manage its manufacturing subcontractor relationships, would have a material adverse effect on C-Cube's gross margins. The Company anticipates production capacity at its foundries will continue to be constrained during the second quarter of 2000 due to higher projected industry demand for semiconductor products causing a reduction of available capacity.* As a result, product costs may continue to increase at a rate faster than C-Cube can offset those increases with other cost-saving measures, which could adversely effect gross margin during that period.*

      RESEARCH AND DEVELOPMENT EXPENSES

      In the first quarter of 2000, research and development expenses were $14.2 million, or 23.2% of net revenues, compared with $13.3 million, or 22.8% of net revenues in the first quarter of 1999. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide industry leading digital video solutions. The Company anticipates that research and development expenses will continue to increase in future periods.*

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $14.2 million, or 23.2% of net revenues, in the first quarter of 2000, compared to $9.4 million, or 16.2% of net revenues, for the first quarter of 1999. The increase was primarily due to $3.4 million of payroll taxes related to stock options exercises as a condition of the merger/spin-off transaction. The increase also reflects increased headcount and related expenses, as the Company continues to increase its international coverage in sales and marketing.

      OTHER INCOME (EXPENSE)

      Other income, net of other expense, increased to $3.8 million for the first quarter of 2000, compared to $1.7 million for the first quarter of 1999. The improvement over the prior year quarter is primarily due to higher interest income earned on higher average cash and investment balances and lower interest expense on lower average outstanding debt balances.

      INCOME TAX EXPENSE

      The Company's effective tax rate for continuing operations in the first quarter of 2000 was 27%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.


FACTORS THAT MAY AFFECT FUTURE RESULTS

      The spin-off of the semiconductor business into an independent company may have a material effect on the Company's financial statements, as the execution of this transaction may result in the cancellation of orders and additional charges to earnings. The success of the semiconductor business may depend on a variety of factors, including the hiring and retention of key employees and management team and business infrastructure reorganization. All of these efforts require varying levels of management resources, which may temporarily adversely impact business operations.

      The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company sells products to customers in Korea and is subject to the risk of economic and political instability in Korea, including the potential for conflict between North and South Korea.

      In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and, as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. The Company mitigates this risk through the used of foreign currency hedges for transactions denominated in foreign currencies. However, with respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency.

      The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets.

      The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, C-Cube's ability to introduce new products and technologies on a timely basis, unanticipated problems in the performance of the Company's next generation or cost-reduced products, the ability to successfully introduce products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors, market acceptance of products of both C-Cube and its customers, compatibility of new products with emerging digital video standards, supply constraints for other components incorporated into its customers' products, credit risk for international customers not using letters of credit, fluctuations in foreign currency exchange rates to the U.S. dollar, the level of expenditures in manufacturing, research and development, and sales, general and administrative functions, and a recent trend of mergers and acquisitions creating larger competitors which may have established market share or greater financial or technical resources than the Company.*

      In addition, C-Cube's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past. To the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. Historically, the Company has shipped a substantial portion of its product in the last month of a given quarter. A significant portion of C-Cube's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

      The Company's dependence on the Asian consumer electronics market has started to decline, and the Company believes it will either remain stable or continue to decline in the future, as growth in the digital set-top and codec markets generate larger contributions to revenues.* Nevertheless, the substantial seasonality of sales in the consumer electronics market could impact the Company's revenues and net income. In particular, C-Cube believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which could result in relatively lower product demand during the second and third quarters of each year.* If in the future the geographic mix of the Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these regions make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters.*

      As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income could have an immediate and significant adverse effect on the trading price of the Company's common stock.

      The market price of C-Cube's common stock has fluctuated significantly since its initial public offering in April 1994. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as the perception of the spin-off of the semiconductor business into an independent company, announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results, quarterly fluctuations in other semiconductor or digital video networking companies' financial results, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. The market price of C-Cube's common stock has declined substantially from its historic highs, and may continue to experience significant fluctuations in the future.


LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and short-term investments were $303.4 million at March 31, 2000 compared to $290.5 million at the end of 1999. Working capital increased to $353.0 million at March 31, 2000 from $283.8 million at the end of 1999.

      The Company's operating activities used cash of $28.0 million in the first quarter of 2000, primarily from a payment of a $20.0 million refundable deposit to UMC for production capacity rights, an increase in inventories of $10.8 million and a decrease in accounts payable of $8.1 million, partially offset by an decrease in accounts receivable of $5.6 million..

      C-Cube's investing activities, exclusive of sales and maturities of $82.1 million and purchases of $3.9 million of short-term investments, used cash of $1.4 million, primarily for $0.9 million capital expenditures.

     Cash provided by financing activities was $41.1 million, primarily from proceeds of sales of stock pursuant to employee stock plans.

      At March 31, 2000, the Company had an available bank line of credit of $30.0 million, which expires in May 2001. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (8.83% at March 31, 2000). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth, a minimum annual net income (no quarterly loss exceeding $3 million) and certain financial ratios. In addition, this agreement prohibits the payment of cash dividends. At March 31, 2000, the Company was in compliance with these covenants, and there were no outstanding balances under this line. Upon consummation of the merger/spin-off transaction, the line of credit was transferred to Harmonic Inc.

      The spin-off on May 2, 2000 created a tax obligation of approximately $319 million as calculated under the tax-sharing agreement between C-Cube and Harmonic. The tax was determined by the volume weighted-average trading price of each C-Cube share - $21.74 - on the first day after the distribution. Under the tax-sharing agreement, C-Cube issued to Harmonic a promissory note due and payable on June 29, 2000 at 15% interest per annum. Subsequent to the receipt of $9.4 million by Thomson Multimedia S.A., which C-Cube will use to pay down the promissory note, the balance of the promissory note will be approximately $40 million. C-Cube is currently negotiating a bank loan, which will be used to pay off the balance of the promissory note to Harmonic and provide cash to fund Company operations.* Readers are referenced to the Company's Form 8-K filed with the Securities and Exchange Commission on May 3, 2000 for further details of the tax-sharing agreement and promissory note with Harmonic.

      Based on current plans and business conditions, C-Cube expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations and borrowings currently under negotiation, will be sufficient to meet the Company's cash requirements for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company, or at all. In addition, the Company has considered and will continue to consider various possible transactions with foundries to secure additional foundry capacity, which could include, without limitation, equity investments, prepayments, non-refundable deposits or loans in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

      Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than two years. The market value of this portfolio was $89.8 million at March 31, 2000. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from current levels at March 31, 2000, the fair value of the portfolio would decline by $0.8 million. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.* The Company does not hedge any interest rate exposures.

      Foreign Currency Exchange Risk. The Company enters into foreign exchange forward contracts and foreign currency options to hedge certain economic exposures, balance sheet exposures and inter-company balances against future movements in the dollar/yen and dollar/pound exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10% appreciation of the U.S. dollar from March 31, 2000 market rates would increase the unrealized value of the Company's forward contracts by $0.1 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from March 31, 2000 market rates would decrease the unrealized value of the Company's forward contracts by $0.2 million. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not be expected to have a material impact on future net income or cash flows.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial positions at March 31, 2000. Actual results may differ materially.


                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

           From time to time the Company is party to certain litigation or legal claims. Management has reviewed all pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial position or results of operations.

ITEM 2.    Changes in Securities and Use of Proceeds

           None.

ITEM 3.    Defaults Upon Senior Securities

           None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

           A Special Meeting of Shareholders was held on April 24, 2000. At the meeting, the following actions were taken:

                                                            Number of Common Shares Voted
                                                            -----------------------------
                                                                                Votes       Broker
                        Proposal                        For       Against     Withheld    Non-Votes
      ---------------------------------------------------------------------------------------------

 1)   To consider and vote upon a proposal to
      approve the amended and restated Agreement
      and Plan of Merger and Reorganization,
      dated as of December 31, 1999, by and
      between Harmonic Inc. and C-Cube
      Microsystems Inc.                              23,775,507     139,188       59,121     --

 2)   To transact such other business as may
      properly come before the special meeting or
      any adjournment or postponement of the
      meeting.                                       17,214,043   5,474,547    1,285,226     --


ITEM 5.    Other Information

           Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  Exhibit
                  Number   Description
                  ------   -----------------------
                  2.1      Amended and Restated Agreement and Plan of Merger and
                           Reorganization, by and Between C-Cube Microsystems
                           Inc. and Harmonic Inc. Dated as of December 9, 1999

                  27.1     Financial Data Schedule

           (b)    Reports on Form 8-K

                  On May 2, 2000, C-Cube Microsystems Inc. entered into a Promissory Note, a Pledge Agreement and a Parent Guaranty (the "Financing Agreements") with C-Cube Semiconductor Inc. and C-Cube Semiconductor II Inc. The Promissory Note has been executed by Semi II in favor of C-Cube and is guaranteed by Semi pursuant to the Parent Guaranty which is secured by the pledge of the stock of Semi II owned by Semi.

                  Readers are referenced to C-Cube's Form 8-K filed with the Securities and Exchange Commission on May 3, 2000 and to the "Liquidity and Capital Resources" discussion included herein for further information on the promissory note and the amounts secured thereunder.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              C-Cube Microsystems Inc.
                                                    (Registrant)

Dated:      May 12, 2000               By:    /s/  Walt Walczykowski
       -------------------------          ------------------------------------
                                                 Walt Walczykowski
                                              Vice President of Finance
                                             and Chief Financial Officer