Form 10-Q
period 2000-06-30
C CUBE MICROSYSTEMS INC/DE
filed 2000-08-14
CIK 1102056

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

AS OF AUGUST 1, 49,179,484 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                            C-CUBE MICROSYSTEMS INC.

                                TABLE OF CONTENTS


                                                                                      Page
Part I.  Financial Information
Item 1.        Financial Statements:
               Condensed Consolidated Balance Sheets
               June 30, 2000 (unaudited) and December 31, 1999 .....................    3

               Condensed Consolidated Statements of Income
               Quarters and six months ended June 30, 2000 and 1999 (unaudited).....    4

               Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 2000 and 1999 (unaudited)..................    5

               Notes to Condensed Consolidated Financial Statements (unaudited).....    6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations .................................    9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk............  17

Part II. Other Information

Item 1.        Legal Proceedings ..................................................... 18

Item 2.        Changes in Securities and Use of Proceeds ............................. 18

Item 3.        Defaults Upon Senior Securities ....................................... 18

Item 4.        Submission of Matters to a Vote of Security Holders ................... 18

Item 5.        Other Information ..................................................... 18

Item 6.        Exhibits and Reports on Form 8-K ...................................... 18

Signatures ..........................................................................  19




                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            C-CUBE MICROSYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 (UNAUDITED)
                                                                   JUNE 30,     DECEMBER 31,
                                                                     2000           1999
                                                                  ---------       ---------
                                     ASSETS
     Current assets:
       Cash and equivalents ................................      $  44,585       $ 123,145
       Short-term investments ..............................          6,298         167,403
       Receivables - net ...................................         15,772          12,516
       Inventories .........................................         17,798           8,966
       Deferred income taxes and other current assets ......         17,383          17,395
                                                                  ---------       ---------
               Total current assets ........................        101,836         329,425
     Property and equipment - net ..........................         18,683          20,355
     Production capacity rights ............................         24,273           4,985
     Distribution rights - net .............................          1,236           1,318
     Purchased technology - net ............................          1,613           2,307
     Deferred taxes and other assets .......................         76,142           2,393
     Net assets of discontinued operations .................             --         101,157
                                                                  ---------       ---------
               Total .......................................      $ 223,783       $ 461,940
                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable ....................................      $  21,471       $  24,138
       Accrued liabilities .................................         37,410          20,780
       Current portion of long-term obligations ............         41,530             727
                                                                  ---------       ---------
               Total current liabilities ...................        100,411          45,645
     Long-term obligations .................................          2,051          16,842
                                                                  ---------       ---------
               Total liabilities ...........................        102,462          62,487
                                                                  ---------       ---------
     Minority interest in subsidiary .......................            735             471
     Stockholders' equity:
       Common stock ........................................        132,833         323,756
       Accumulated other comprehensive gain (loss) .........          4,181          (2,014)
       Accumulated earnings (deficit) ......................        (16,428)         77,240
                                                                  ---------       ---------
               Total stockholders' equity ..................        120,586         398,982
                                                                  ---------       ---------
               Total .......................................      $ 223,783       $ 461,940
                                                                  =========       =========


                 See notes to consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          QUARTER ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------       -------------------------
                                                                           2000            1999            2000            1999
                                                                        ---------       ---------       ---------       ---------
Net revenues .....................................................      $  61,043       $  47,507       $ 122,045       $ 105,794
                                                                        ---------       ---------       ---------       ---------
Costs and expenses:
  Cost of revenues ...............................................         27,149          18,700          53,903          42,346
  Research and development:
    Research and development .....................................         15,070          13,062          29,223          26,375
    Warrant issuance (see note 7) ................................         12,632              --          12,632              --
  Selling, general and administrative:
    Selling, general and administrative ..........................         10,897           8,436          21,646          17,855
    Stock-based compensation and merger/spin-off related
    payroll taxes (see note 7) ...................................         17,414              --          20,827              --
                                                                        ---------       ---------       ---------       ---------
     Total .......................................................         83,162          40,198         138,231          86,576
                                                                        ---------       ---------       ---------       ---------
Income (loss) from operations ....................................        (22,119)          7,309         (16,186)         19,218
Other income, net ................................................            101           1,937           3,876           3,662
                                                                        ---------       ---------       ---------       ---------
Income (loss) from continuing operations before income taxes
and minority interest ............................................        (22,018)          9,246         (12,310)         22,880
Income tax benefit (expense) for continuing operations ...........          5,847          (2,604)          3,226          (6,539)
                                                                        ---------       ---------       ---------       ---------
Income (loss) from continuing operations before minority
interest .........................................................        (16,171)          6,642          (9,084)         16,341
Minority interest in net income of subsidiary ....................            257             261             264             233
                                                                        ---------       ---------       ---------       ---------
Income (loss) from continuing operations .........................        (16,428)          6,381          (9,348)         16,108
Discontinued operations:
    Income (loss) from operations of DiviCom business,
    net of taxes .................................................        (11,639)          5,284         (10,087)          8,517
    Gain (loss) on disposal of DiviCom business, net of taxes ....          1,158              --          (6,190)             --
                                                                        ---------       ---------       ---------       ---------
Net income (loss) ................................................        (26,909)         11,665         (25,625)         24,625
                                                                        =========       =========       =========       =========

Basic earnings per share amounts:
    Income (loss) from continuing operations .....................      $   (0.35)      $    0.16       $   (0.21)      $    0.41
    Income (loss) from discontinued operations ...................          (0.22)           0.13           (0.36)           0.22
                                                                        ---------       ---------       ---------       ---------
    Net income (loss) ............................................          (0.57)           0.30           (0.56)           0.63
                                                                        =========       =========       =========       =========

Diluted earnings per share amounts:
    Income (loss) from continuing operations .....................      $   (0.35)      $    0.15       $   (0.21)      $    0.38
    Income (loss) from discontinued operations ...................          (0.22)           0.12           (0.36)           0.20
                                                                        ---------       ---------       ---------       ---------
    Net income (loss) ............................................          (0.57)           0.28           (0.56)           0.59
                                                                        =========       =========       =========       =========

Basic shares used in computation .................................         47,203          39,338          45,543          39,003
                                                                        =========       =========       =========       =========

Diluted shares used in computation ...............................         47,203          42,925          45,543          42,144
                                                                        =========       =========       =========       =========



                 See notes to consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                                                 2000            1999
                                                                              ---------       ---------
Cash flows from operating activities:
  Net income (loss) ....................................................      $ (25,625)      $  24,625
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary gain on repurchase of convertible notes,
      net of taxes .....................................................             --             (33)
     Minority interest in subsidiary ...................................            264             233
     Depreciation and amortization .....................................          6,442           5,336
     Deferred income taxes .............................................        (24,076)         (5,037)
     Changes in assets and liabilities:
        Receivables ....................................................         (3,256)         (3,606)
        Inventories ....................................................         (8,832)          4,564
        Other current assets ...........................................          2,028          (5,419)
        Accounts payable ...............................................         (2,667)          8,225
        Accrued liabilities ............................................         17,792           5,339
        Income taxes payable ...........................................         (1,058)            551
        Deferred revenue ...............................................             --          (1,462)
        Production capacity rights .....................................        (19,442)         11,700
                                                                              ---------       ---------
  Net cash provided by (used in) continuing operations .................        (58,430)         45,016
  Net cash provided by (used in) discontinued operations ...............         17,515         (40,836)
                                                                              ---------       ---------
  Net cash provided by (used in) operations ............................        (40,915)          4,180
                                                                              ---------       ---------
Cash flows from investing activities:
  Sales and maturities of short-term investments .......................        171,970         130,368
  Purchases of short-term investments ..................................         (3,941)       (127,617)
  Capital expenditures .................................................         (2,549)         (4,561)
  Other assets .........................................................            582          (2,085)
                                                                              ---------       ---------
  Net cash provided by (used in) investing activities ..................        166,062          (3,895)
                                                                              ---------       ---------
Cash flows from financing activities:
  Cash transferred in connection with merger/spin-off ..................       (338,093)             --
  Loan from Harmonic ...................................................        117,980              --
  Repayment of Harmonic loan ...........................................       (117,980)             --
  Bank loan ............................................................         40,000              --
  Repayments of capital lease obligations ..............................            (26)           (117)
  Sale of common stock .................................................         94,655          20,785
  Repurchase of convertible subordinated notes .........................            (10)         (3,271)
                                                                              ---------       ---------
  Net cash provided by (used in) financing activities ..................       (203,474)         17,397
                                                                              ---------       ---------
Exchange rate impact on cash and equivalents ...........................           (233)            (19)
                                                                              ---------       ---------
Net increase (decrease) in cash and equivalents ........................        (78,560)         17,663
Cash and equivalents, beginning of period ..............................        123,145          93,180
                                                                              ---------       ---------
Cash and equivalents, end of period ....................................         44,585         110,843
                                                                              =========       =========
Supplemental schedule of noncash investing and financing activities:
  Unrealized gain (loss) on investments ................................          6,428            (284)
  Equipment acquired under lease .......................................          1,500              --
  Conversion of convertible debt into common stock .....................         17,570              --
  Net assets transferred to Harmonic ...................................        (71,267)             --
  Deferred tax asset from step-up in basis .............................         58,544              --
Supplemental schedule of cash flow information: Cash paid during the period for:
    Interest ...........................................................            191             739
    Income taxes .......................................................         32,695          19,632


                 See notes to consolidated financial statements.

1.      Basis of presentation

               The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of June 30, 2000, and the results of operations for the quarters and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in C-Cube Semiconductor Inc.'s Amended Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 and C-Cube Microsystems Inc.'s Form 10-K for the year ended December 31, 1999.

2.      Merger/spin-off

               C-Cube entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc. on December 9, 1999. In accordance with this agreement, on May 2, 2000 C-Cube's semiconductor division was spun-off into an independent company, and on May 3, 2000 C-Cube's DiviCom division was merged with and into Harmonic Inc. Accordingly, as required by Accounting Principles Board Opinion No. 30 and Emerging Issues Task Force Issue No. 95-18, the results of operations of the Semiconductor division (the continuing entity) are reported separately from the results of operations of the DiviCom division (the discontinued entity). The results of operations in prior periods have been restated and certain prior period amounts have been reclassified to conform to the current period presentation. These restatements and reclassifications had no effect on net income or stockholders' equity.


               The results of discontinued operations are broken out into two line items on the face of the Condensed Consolidated Statements of Income included herein. Income (loss) from operations of DiviCom represents the net income (loss) of DiviCom operations for the quarter to date and year to date through the date of merger and includes revenues of $1.2 million and $46.6 million, and tax benefit of $7.6 million and $6.8 million, respectively. Revenues and taxes for the three months ended June 30, 1999 were $46.6 million and ($2.5) million and for the six months ended June 30, 1999 were $84.8 million and $4.1 million, respectively. Loss on disposal of DiviCom includes direct costs, net of taxes, associated with the merger/spin-off transaction which were incurred by the Company.

               In connection with the merger, the Company transferred the net assets of DiviCom to Harmonic, incurred a tax liability in connection with the spin-off of the semiconductor business and recorded a deferred tax asset relating to and increase in the tax basis of the Company's assets. The transfer of the net assets and the tax liability has been reflected as a return of capital to the stockholders. The following table represents the changes to stockholders' equity for the six-month period ended June 30, 2000:

                                                        ACCUMULATED
                                                           OTHER
                                                       COMPREHENSIVE       ACCUMULATED
                                          COMMON           GAIN             EARNINGS
                                          STOCK           (LOSS)           (DEFICIT)          TOTAL
                                          ------          ------           ---------          -----
        BALANCES, DECEMBER 31, 1999.....  $323,756       $(2,014)           $ 77,240       $ 398,982
        Net loss........................                                     (25,625)        (25,625)
        Accumulated translation
         adjustments....................                    (233)                               (233)
        Unrealized gain on investments..                   6,428                               6,428
        Common stock issued under stock
         plans..........................    94,655                                            94,655
        Tax benefit from employee stock
          transactions..................    92,457                                            92,457
        Conversion of convertible debt
         into common stock..............    17,560                                            17,560
        Tax liability resulting from
         spin-off of semiconductor
         business.......................  (421,025)                                         (421,025)
        Transfer of net assets and
         additional cash of DiviCom to
         Harmonic......................    (33,114)                          (68,043)       (101,157)
        Deferred taxes relating to
         increased tax basis of
         semiconductor assets..........     58,544                                            58,544
                                          --------       -------            ---------      ---------
        BALANCES, JUNE 30, 2000........   $132,833       $ 4,181             $(16,428)     $ 120,586
                                          ========       =======            =========      =========


3.      Inventories

               Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                                                   JUNE 30,         DECEMBER 31,
                                                     2000               1999
                                                   -------            -------
                                                          (IN THOUSANDS)
                   Finished goods ..........       $ 5,289            $ 4,165
                   Work-in-process .........         3,630              3,564
                   Raw materials ...........         8,879              1,237
                                                   -------            -------
                             Total .........       $17,798            $ 8,966
                                                   =======            =======


4.      Bank line of credit

               At June 30, 2000, the Company had a $40.0 million bank line of credit ($40.0 million outstanding at June 30, 2000) that expires on May 31, 2002. Under terms of the commitment, the bank line will be reduced by $4.0 million each quarter, beginning with the September 30, 2000 quarter, until the outstanding balance is reduced to $25.0 million. Borrowings bear interest at LIBOR plus 2.0% or the bank's prime rate (9.5% at June 30, 2000). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth and certain financial ratios and is collateralized by the current assets of the Company. At June 30, 2000, the Company was in compliance with the covenants.

5.      Earnings per share

               The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                              -------------------------        -------------------------
                                                                2000             1999            2000             1999
                                                              --------         --------        --------         --------
Numerator:
 Income (loss) from continuing operations ............        $(16,428)        $  6,381        $ (9,348)        $ 16,108
 Income (loss) from discontinued DiviCom business ....         (11,639)           5,284         (10,087)           8,517
 Loss on disposal of DiviCom business ................           1,158               --          (6,190)              --
                                                              --------         --------        --------         --------
 Numerator for basic earnings per share ..............         (26,909)          11,665         (25,625)          24,625
 Add back interest income after tax related to
    convertible shares ...............................              --              186              --              391
                                                              --------         --------        --------         --------
 Numerator for diluted earnings per share ............         (26,909)          11,851         (25,625)          25,016
                                                              ========         ========        ========         ========

Denominator:
 Weighted-average shares - denominator for basic
    earnings per share ...............................          47,203           39,338          45,543           39,003
 Convertible shares ..................................              --              633              --              675
 Dilutive common stock equivalents, using treasury
    stock method .....................................              --            2,954              --            2,466
                                                              --------         --------        --------         --------
 Denominator for diluted earnings per share ..........          47,203           42,925          45,543           42,144
                                                              ========         ========        ========         ========

 Basic earnings (loss) per share .....................        $  (0.57)        $   0.30        $  (0.56)        $   0.63
                                                              ========         ========        ========         ========
 Diluted earnings (loss) per share ...................        $  (0.57)        $   0.28        $  (0.56)        $   0.59
                                                              ========         ========        ========         ========


        Dilutive common stock equivalents for the quarter and six months ended June 30, 2000 were 5,409 and 8,352, respectively.

6.      Comprehensive income

               For the quarters ended June 30, 2000 and 1999, comprehensive income (loss), which was comprised of the Company's net income for the periods, changes in accumulated translation adjustments and unrealized gains (losses) on investments, was ($20.6) million and $11.4 million, respectively. For the six months ended June 30, 2000 and 1999, comprehensive income (loss) was ($19.4) million and $24.2 million, respectively.

7.      Significant transactions

        Securities purchase agreement and warrant

               On February 10, 2000, C-Cube entered into a Securities Purchase Agreement ("Agreement") with Thomson Multimedia S.A., a French societe anonyme, whereby, on May 8, 2000, C-Cube issued and sold to Thomson 474,747 shares of non-voting common stock at a price of $19.78 per share and issued to Thomson a warrant to purchase 949,494 shares of common stock. The warrants were fully vested upon issuance and will become exercisable at a price of $19.78 per share one week prior to the expiration date of May 8, 2007, or in part prior to the expiration date upon the achievement of certain milestones. The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a charge, within research and development, of $12.6 million in the second quarter of 2000. Readers are referenced to C-Cube Semiconductor's Amended Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 for more information regarding the Agreement.

        Stock-based compensation

               In connection with the merger and spin-off, the Company recorded stock-based compensation expense, within selling, general and administrative, of $15.5 million related to the accelerated vesting of options for certain employees of the Company.

        Merger/spin-off related payroll taxes

               As a condition of the Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc., all vested employee stock options were to be exercised before the merger date or they would be forfeited. The resulting exercises generated an additional payroll tax expense, within selling, general and administrative, of $1.9 million dollars.

8.      Recently issued accounting standards

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

               In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 1, 1000, however earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in this Item 2, those described elsewhere in this report and those described in C-Cube Semiconductor Inc.'s Amended Form S-1 filed with the Securities and Exchange Commission on March 22, 2000, C-Cube Microsystems Inc.'s Form 10-K for the year ended December 31, 1999, other Form 10-Qs and other reports under the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those statements marked with an asterisk (*) in this report. The Company assumes no obligation to update any forward-looking statements.

QUARTER ENDED JUNE 30, 2000

        The following table sets forth certain operating data as a percentage of net revenues for the quarters ended June 30, 2000 and 1999:

                                                                 QUARTER ENDED JUNE 30,
                                                                   2000            1999
                                                                 ------          ------
Net revenues ............................................         100.0%          100.0%
Costs and expenses:
  Cost of revenues ......................................          44.5            39.4
  Research and development
     Research and development ...........................          24.7            27.5
     Warrant issuance ...................................          20.7              --
  Selling, general and administrative
     Selling, general and administrative ................          17.9            17.7
     Stock-based compensation and merger/spin-off
          related payroll taxes .........................          28.5              --
                                                                 ------          ------
          Total .........................................         136.3            84.6
                                                                 ------          ------
Income (loss) from operations ...........................         (36.3)           15.4
Other income, net .......................................           0.2             4.1
                                                                 ------          ------
Income (loss) from continuing operations before income
   taxes and minority interest ..........................         (36.1)           19.5
Income tax benefit (expense) for continuing operations ..           9.6            (5.5)
                                                                 ------          ------
Income (loss) from continuing operations before
   interest minority ....................................         (26.5)           14.0

Minority interest in net income of subsidiary ...........           0.4             0.5
                                                                 ------          ------
Income (loss) from continuing operations ................         (26.9)           13.5
Discontinued operations:
  Income (loss) from operations of DiviCom
    business, net of taxes ..............................          (9.9)           11.1

  Loss on disposal of DiviCom business, net of taxes ....          (7.3)             --
                                                                 ------          ------
Net income (loss) .......................................         (44.1)%          24.6%

        MERGER/SPIN-OFF

        C-Cube entered into an Agreement and Plan of Merger and Reorganization with Harmonic Inc. on December 9, 1999. In accordance with this agreement, on May 2, 2000 C-Cube's semiconductor division was spun-off into an independent company, and on May 3, 2000 C-Cube's DiviCom division was merged with and into Harmonic Inc. Accordingly, as required by Accounting Principles Board Opinion No. 30 and Emerging Issues Task Force Issue No. 95-18, the results of operations of the Semiconductor division (the continuing entity) are reported separately from the results of operations of the DiviCom division (the discontinued entity). For more information on the merger/spin-off transaction, readers are referenced to C-Cube Semiconductor's Amended Form S-1 filed with the SEC on March 22, 2000 and Harmonic's Amended Form S-4 filed with the SEC on March 24, 2000.

        SECURITIES PURCHASE AGREEMENT AND WARRANT

        On February 10, 2000, C-Cube entered into a Securities Purchase Agreement ("Agreement") with Thomson Multimedia S.A., a French societe anonyme, whereby, on May 8, 2000, C-Cube issued and sold to Thomson 474,747 shares of non-voting common stock at a price of $19.78 per share and issued to Thomson a warrant to purchase 949,494 shares of common stock. The warrants were fully vested upon issuance and will become exercisable at a price of $19.78 per share one week prior to the expiration date of May 8, 2007, or in part prior to the expiration date upon the achievement of certain milestones. The Company recorded a charge of $12.6 million in the second quarter of 2000 for the issuance of the warrants. Readers are referenced to C-Cube Semiconductor's Amended Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 for more information regarding the Agreement.

        NET REVENUES

        Net revenues in the second quarter of 2000 were $61.0 million, an increase of 28.5% over the $47.5 million reported in the corresponding quarter a year ago. The increase came in three product areas, the largest increase coming from chips used in digital set-top boxes. The Company believes the markets for codecs (single chip encoder/decoder), chips used in DVD players and chips used in digital set-top boxes will continue to grow, while the market for decoder chips used in VideoCD and Chaoji VCD applications will gradually decline as the market becomes saturated and as consumers adopt DVD applications in their place.*

        GROSS MARGIN

        C-Cube's gross margin for the second quarter of 2000 was 55.5% compared to a gross margin of 60.6% for the same quarter last year. This decrease was primarily the result of an increase in product costs due to tight production capacity at our wafer suppliers, and due to reductions in the average selling prices of many of the Company's products due to competitive pricing pressures. These negative pressures on gross margin were partially offset by changes in product mix, as sales of products with higher gross margins, such as codecs and digital set-top boxes, contributed more to revenues in the second quarter of 2000 than the second quarter of 1999.

        RESEARCH AND DEVELOPMENT EXPENSES

        In the second quarter of 2000, research and development expenses, excluding warrant charges of $12.6 million, were $15.1 million, or 24.7% of net revenues, compared with $13.1 million, or 27.5% of net revenues in the second quarter of 1999. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in engineering staff, reflecting the

Company's continuing efforts to provide industry leading digital video solutions. The Company anticipates that research and development expenses will continue to increase in future periods.*

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses, excluding the charges stated below, increased to $10.9 million, or 17.9% of net revenues, in the second quarter of 2000, compared to $8.4 million, or 17.7% of net revenues, for the second quarter of 1999. The increase was primarily due to increased headcount and related expenses, as the Company continues to increase its international coverage in sales and marketing.

        In the second quarter of 2000, the Company recorded $15.5 million of stock based compensation and $1.9 million of taxes related to stock option exercises as a condition of the merger/spin-off within selling, general and administrative expense.

        OTHER INCOME (EXPENSE)

        Other income, net of other expense, decreased to $0.1 million for the second quarter of 2000, compared to $1.9 million for the second quarter of 1999. The decrease from the prior-year quarter is primarily due to less interest income earned on lower average cash and investment balances due to merger-related payments made by the Company and interest paid on borrowings made during the quarter.

        INCOME TAX EXPENSE

        The Company's effective tax rate for continuing operations in the second quarter of 2000 was 26.6%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

SIX MONTHS ENDED JUNE 30, 2000

        The following table sets forth certain operating data as a percentage of net revenues for the six months ended June 30, 2000 and 1999:

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                          2000            1999
                                                                         ------          ------
Net revenues ....................................................         100.0%          100.0%
Costs and expenses:
  Cost of revenues ..............................................          44.2            40.0
  Research and development
     Research and development ...................................          23.9            24.9
     Warrant issuance ...........................................          10.3              --
  Selling, general and administrative
     Selling, general and administrative ........................          17.7            16.9
     Stock-based compensation and merger/spin-off
          related payroll taxes .................................          17.1              --
                                                                         ------          ------
          Total .................................................         113.2            81.8
                                                                         ------          ------
Income (loss) from operations ...................................         (13.2)           18.2
Other income, net ...............................................           3.2             3.5
                                                                         ------          ------
Income (loss) from continuing operations before
  income taxes and minority interest ............................         (10.0)           21.7
Income tax benefit (expense) for continuing operations ..........           2.6            (6.2)
                                                                         ------          ------
Income (loss) from continuing operations before
  minority interest .............................................          (7.4)           15.5
Minority interest in net income of subsidiary ...................           0.2             0.2
                                                                         ------          ------
Income (loss) from continuing operations ........................          (7.6)           15.3
Discontinued operations:
         Income (loss) from operations of DiviCom business,
          net of taxes ..........................................          (3.7)            8.0

          Loss on disposal of DiviCom business, net of taxes ....          (9.7)             --
                                                                         ------          ------
        Net income (loss) .......................................         (21.0)%          23.3%

        NET REVENUES

        Net revenues for the six months ended June 30, 2000 were $122.0 million, an increase of 15.4% over the $105.8 million reported in the corresponding six-month period a year ago. This increase was primarily due to higher volume sales of chips used in digital set-top boxes. The increase was partially offset by decreased sales of decoder chips used in VideoCD and Chaoji VCD players, due to a reduction in shipments and increased price competition. The Company believes the markets for codecs (single chip encoder/decoder), chips used in DVD players and chips used in digital set-top boxes will continue to grow, while the market for decoder chips used in VideoCD and Chaoji VCD applications will gradually decline as the market becomes saturated and as consumers adopt DVD applications in their place.*

        GROSS MARGIN

        C-Cube's gross margin for the six months ended June 30, 2000 was 55.8% compared to a gross margin of 60.0% for the same six-month period last year. This decrease was primarily the result of an increase in product costs due to tight production capacity at our wafer suppliers, and due to reductions in the average selling prices of many of the Company's products due to competitive pricing pressures. These negative pressures on gross margin were partially offset by changes in product mix, as sales of products with higher gross margins, such as codecs and digital set-top boxes, contributed more to revenues in the first six months of 2000 than 1999.

        RESEARCH AND DEVELOPMENT EXPENSES

        In the first six months of 2000, research and development expenses, excluding $12.6 million of warrant charges, were $29.2 million, or 23.9% of net revenues, compared with $26.4 million, or 24.9% of net revenues in the first six months of 1999. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in engineering staff, reflecting the Company's continuing efforts to provide industry leading digital video solutions. The Company anticipates that research and development expenses will continue to increase in future periods.*

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses, excluding the charges stated below, increased to $21.6 million, or 17.7% of net revenues, in the first six months of 2000, compared to $17.9 million, or 16.9% of net revenues, for the first six months of 1999. The increase reflects increased headcount and related expenses, as the Company continues to increase its international coverage in sales and marketing.

        In the first six months of 2000, the Company recorded $15.5 million of stock-based compensation and $5.3 million of taxes related to stock options exercises as a condition of the merger/spin-off within selling, general and administrative expense.


        OTHER INCOME (EXPENSE)

        Other income, net of other expense, increased to $3.9 million for the first six months of 2000, compared to $3.7 million for the first six months of 1999. The improvement over the prior year period is primarily due to higher interest income earned on higher average cash and investment balances and lower interest expense on lower average outstanding debt balances.

        INCOME TAX EXPENSE

        The Company's effective tax rate for continuing operations in the first six months of 2000 was 26.2%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.


FACTORS THAT MAY AFFECT FUTURE RESULTS

        International revenues accounted for 85.0% of net revenues for the second quarter of 2000, compared to 75.6% for the second quarter of 1999. For the first half of 2000 and 1999, international revenues accounted for 86.2% and 79.6% of net revenues, respectively. The Company expects that international revenues will continue to represent a significant portion of net revenues.* The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, C-Cube purchases a substantial portion of its manufacturing services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders.

        The Asian consumer electronics markets accounted for approximately 60.6% and 62.2% of total Company sales in the second quarters of 2000 and 1999, respectively, and 61.3% and 68.8% of total Company sales in first half of 2000 and 1999, respectively and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* Asia has experienced economic instability in the past few years, that has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end user goods in which the Company's products are incorporated. A significant portion of the Company's second quarter 2000 sales in Asia were of decoder chips, which are used in DVD, VideoCD and Chaoji VCD players. The Company believes purchases of these products are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its semiconductor products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company generally requires prior to shipment.

        The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder chips.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

        C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products, or to successfully manage its manufacturing subcontractor relationships, would have a material adverse effect on C-Cube's gross margins. The Company anticipates production capacity at its foundries will continue to be constrained during the third quarter of 2000 due to higher projected industry demand for semiconductor products causing a reduction of available capacity.* As a result, product costs may continue to increase at a rate faster than C-Cube can offset those increases with other cost-saving measures, which could adversely effect gross margin during that period.*

        The Company's foundry capacity is in Taiwan and is subject to the risk of political instability and natural disasters in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China.

        In addition, the Company sells certain of its products in international markets and, as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. The Company mitigates this risk through the used of foreign currency hedges for transactions denominated in foreign currencies. However, with respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments were $50.9 million at June 30, 2000 compared to $290.5 million at the end of 1999. Working capital decreased to $1.4 million at June 30, 2000 from $283.8 million at the end of 1999.

        The Company's operating activities, exclusive of cash provided by discontinued operations of $17.5 million, used cash of $58.4 million in the first half of 2000, primarily from the operating loss of $25.6 million, an increase in deferred income taxes of $24.1 and an increase in production capacity right payments of $19.4 million, partially offset by an increase in accrueds of $17.8 million.

        C-Cube's investing activities, exclusive of sales and maturities of $172.0 million and purchases of $3.9 million of short-term investments, used cash of $2.0 million, primarily for capital expenditures.

        Cash used in financing activities was $203.5 million, primarily from cash transferred in the merger/spin-off of $338.1 million, partially offset by the sale of common stock of $94.7 million and bank line of credit proceeds of $40.0 million.

        At June 30, 2000, the Company had a $40.0 million bank line of credit ($40.0 million outstanding at June 30, 2000) that expires on May 31, 2002. Under terms of the commitment, the bank line will be reduced by $4.0 million each quarter, beginning with the September 30, 2000 quarter, until the outstanding balance is reduced to $25.0 million. Borrowings bear interest at LIBOR plus 2.0% or the bank's prime rate (9.5% at June 30, 2000). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth and certain financial ratios and is collateralized by the current assets of the Company. At June 30, 2000, the Company was in compliance with the covenants.

        The spin-off on May 2, 2000 created a tax obligation of approximately $421.0 million as calculated under the tax-sharing agreement between C-Cube and Harmonic that was partially offset by tax benefits totaling $100.4 million. The tax was determined by the volume weighted-average trading price of each C-Cube share - $21.74 - on the first day after the distribution. Under the tax-sharing agreement, C-Cube issued to Harmonic a promissory note of $118.0 million, due and payable on June 29, 2000 at 15% interest per annum. Subsequent to the receipt of a $40 million bank line of credit and the receipt of $9.4 million by Thomson Multimedia S.A. in May, 2000, C-Cube settled the promissory note. Readers are referenced to C-Cube Semiconductor Inc.'s Amended Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 and the Company's Form 8-K filed with the Securities and Exchange Commission on May 3, 2000 for further details of the tax-sharing agreement and promissory note with Harmonic.

        Based on current plans and business conditions, C-Cube expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company, or at all. In addition, the Company has considered and will continue to consider various possible transactions with foundries to secure additional foundry capacity, which could include, without limitation, equity investments, prepayments, non-refundable deposits or loans in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

        Foreign Currency Exchange Risk. The Company enters into foreign exchange forward contracts and foreign currency options to hedge certain economic exposures, balance sheet exposures and inter-company balances against future movements in the dollar/yen and dollar/pound exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10% appreciation of the U.S. dollar from June 30, 2000 market rates would increase the unrealized value of the Company's forward contracts by $0.3 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from June 30, 2000 market rates would decrease the unrealized value of the Company's forward contracts by $0.3 million. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not be expected to have a material impact on future net income or cash flows.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial positions at June 30, 2000. Actual results may differ materially.

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

        None.

ITEM 5. Other Information

        Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit
               Number               Description
               -------        -----------------------
               27.1           Financial Data Schedule

        (b)    Reports on Form 8-K

               On May 2, 2000, C-Cube Microsystems Inc. ("C-Cube") entered into a Promissory Note, a Pledge Agreement and a Parent Guaranty (the "Financing Agreements") with C-Cube Semiconductor Inc. ("Semi") and C-Cube Semiconductor II Inc. ("Semi II") The Promissory Note has been executed by Semi II in favor of C-Cube and is guaranteed by Semi pursuant to the Parent Guaranty which is secured by the pledge of the stock of Semi II owned by Semi.

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


                                                 C-Cube Microsystems Inc.
                                                        (Registrant)

Dated: August 14, 2000                  By:        /s/  Howard Bailey
      -------------------------            -------------------------------------
                                                        Howard Bailey
                                                  Vice President of Finance
                                                 and Chief Financial Officer

                               INDEX TO EXHIBITS


27.1      Financial Data Schedule