Form 10-Q
period 2000-09-30
C CUBE MICROSYSTEMS INC/DE
filed 2000-11-14
CIK 1102056

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 (408) 490-8000
              (Registrant's telephone number, including area code)

                            C-CUBE SEMICONDUCTOR INC.
(Former name, former address and former fiscal year, if changed since last year)

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

                   AS OF OCTOBER 31, 49,462,996 SHARES OF THE
                  REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                            C-CUBE MICROSYSTEMS INC.

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
Part I.  Financial Information

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets
         September 30, 2000 (unaudited) and December 31, 1999 ................... 3

         Condensed Consolidated Statements of Income
         Quarters and nine months ended September 30, 2000 and 1999 (unaudited).. 4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 2000 and 1999 (unaudited)............... 5

         Notes to Condensed Consolidated Financial Statements (unaudited)........ 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................... 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ............ 18


Part II. Other Information

Item 1.  Legal Proceedings ..................................................... 19

Item 2.  Changes in Securities and Use of Proceeds ............................. 19

Item 3.  Defaults Upon Senior Securities ....................................... 19

Item 4.  Submission of Matters to a Vote of Security Holders ................... 19

Item 5.  Other Information ..................................................... 19

Item 6.  Exhibits and Reports on Form 8-K ...................................... 19

Signatures ..................................................................... 20

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                            C-CUBE MICROSYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000          1999(1)
                                                              -------------   ------------
                                                               (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and equivalents ...................................      $  40,118       $ 123,145
  Short-term investments .................................          7,956         167,403
  Receivables - net ......................................         20,073          12,516
  Inventories ............................................         18,877           8,966
  Deferred income taxes and other current assets .........         21,972          17,395
                                                                ---------       ---------
          Total current assets ...........................        108,996         329,425
Property and equipment - net .............................         17,981          20,355
Production capacity rights ...............................         23,916           4,985
Distribution rights - net ................................          1,195           1,318
Purchased technology - net ...............................          1,540           2,307
Deferred taxes and other assets ..........................         64,058           2,393
Net assets of discontinued operations ....................             --         101,157
                                                                ---------       ---------
          Total ..........................................      $ 217,686       $ 461,940
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................      $  18,834       $  24,138
  Accrued liabilities ....................................         28,375          17,925
  Income taxes payable ...................................             --           2,855
  Current portion of long-term obligations ...............         37,349             727
                                                                ---------       ---------
          Total current liabilities ......................         84,558          45,645
Long-term obligations ....................................          1,868          16,842
                                                                ---------       ---------
          Total liabilities ..............................         86,426          62,487
                                                                ---------       ---------
Minority interest in subsidiary ..........................            639             471
Stockholders' equity:
  Common stock ...........................................        137,794         323,756
  Accumulated other comprehensive loss ...................         (1,147)         (2,014)
  Accumulated earnings (deficit) .........................         (6,026)         77,240
                                                                ---------       ---------
          Total stockholders' equity .....................        130,621         398,982
                                                                ---------       ---------
          Total ..........................................      $ 217,686       $ 461,940
                                                                =========       =========

--------------
(1) Derived from audited consolidated balance sheet.

           See notes to condensed consolidated financial statements.

                           C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 QUARTER ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                            -----------------------       -----------------------
                                                               2000          1999            2000          1999
                                                            ---------     ---------       ---------     ---------
Net revenues ............................................   $  69,022     $  52,307       $ 191,067     $ 158,101
                                                            ---------     ---------       ---------     ---------
Costs and expenses:
  Cost of revenues ......................................      31,051        20,749          84,954        63,095
  Research and development:
    Research and development ............................      15,453        13,464          44,676        39,839
    Warrant issuance ....................................          --            --          12,632            --
  Selling, general and administrative:
    Selling, general and administrative .................      12,568         9,139          34,214        26,994
    Stock-based compensation and merger/spin-off
     related payroll taxes ..............................          --            --          20,827            --
                                                            ---------     ---------       ---------     ---------
     Total ..............................................      59,072        43,352         197,303       129,928
                                                            ---------     ---------       ---------     ---------
Income (loss) from operations ...........................       9,950         8,955          (6,236)       28,173
Other income, net .......................................       4,020         2,488           7,897         6,150
                                                            ---------     ---------       ---------     ---------
Income from continuing operations before income
  taxes and minority interest ...........................      13,970        11,443           1,661        34,323
Income tax expense for continuing operations ............      (3,664)       (3,090)           (438)       (9,629)
                                                            ---------     ---------       ---------     ---------
Income from continuing operations before minority
   interest .............................................      10,306         8,353           1,223        24,694
Minority interest in net income (loss) of subsidiary ....         (96)          148             168           381
                                                            ---------     ---------       ---------     ---------
Income from continuing operations .......................      10,402         8,205           1,055        24,313

Discontinued operations:
    Income (loss) from operations of DiviCom business,
      net of taxes ......................................          --         5,828         (10,087)       14,345
    Loss on disposal of DiviCom business, net of taxes...          --            --          (6,190)           --
                                                            ---------     ---------       ---------     ---------
Net income (loss) .......................................      10,402        14,033         (15,222)       38,658
                                                            =========     =========       =========     =========
Basic earnings per share amounts:
    Income from continuing operations ...................   $    0.21     $    0.20       $    0.02     $    0.62
    Income (loss) from discontinued operations ..........          --          0.15           (0.35)         0.36
                                                            ---------     ---------       ---------     ---------
    Net income (loss) ...................................   $    0.21     $    0.35       $   (0.33)    $    0.98
                                                            =========     =========       =========     =========
Diluted earnings per share amounts:
    Income from continuing operations ...................   $    0.19     $    0.19       $    0.02     $    0.58
    Income (loss) from discontinued operations ..........          --          0.13           (0.35)         0.33
                                                            =========     =========       =========     =========
Net income (loss) .......................................   $    0.19     $    0.32       $   (0.33)    $    0.91
                                                            =========     =========       =========     =========
Basic shares used in computation ........................      49,328        40,097          46,805        39,368
                                                            =========     =========       =========     =========
Diluted shares used in computation ......................      53,528        45,021          46,805        43,224
                                                            =========     =========       =========     =========

           See notes to condensed consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS), (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    -------------------------
                                                                      2000             1999
                                                                    ---------       ---------
Cash flows from operating activities:
  Net income (loss) ..........................................      $ (15,222)      $  38,658
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain from sale of marketable securities and repurchase of
        convertible notes, net of taxes ......................         (4,607)            (33)
     Minority interest in subsidiary .........................            168             381
     Depreciation and amortization ...........................          7,263          14,397
     Deferred income taxes ...................................        (10,669)         (1,973)
     Changes in assets and liabilities:
        Receivables ..........................................         (7,557)        (23,758)
        Inventories ..........................................         (9,911)          3,749
        Other current assets .................................         (6,566)            858
        Accounts payable .....................................         (5,304)          3,926
        Accrued liabilities ..................................          9,315           7,089
        Income taxes payable .................................         (1,615)         (3,412)
        Deferred revenue .....................................             --          (1,169)
        Production capacity rights ...........................        (19,085)         11,800
                                                                    ---------       ---------
  Net cash provided by (used in) continuing operations .......        (63,790)         50,513
  Net cash provided by (used in) discontinued operations .....         17,515           5,912
                                                                    ---------       ---------
  Net cash provided by (used in) operations ..................        (46,275)         56,425
                                                                    ---------       ---------
Cash flows from investing activities:
  Sales and maturities of short-term investments .............        177,027         188,565
  Purchases of short-term investments ........................        (11,275)       (247,989)
  Capital expenditures .......................................         (2,549)        (17,051)
  Other assets ...............................................            212          (2,780)
                                                                    ---------       ---------
  Net cash provided by (used in) investing activities ........        163,415         (79,255)
                                                                    ---------       ---------
Cash flows from financing activities:
  Cash transferred in connection with merger/spin-off ........       (338,093)             --
  Loan from Harmonic .........................................        117,980              --
  Repayment of Harmonic loan .................................       (117,980)             --
  Bank loan ..................................................         40,000              --
  Repayment of bank loan .....................................         (4,000)             --
  Repayments of capital lease obligations ....................           (392)             (4)
  Sale of common stock .......................................        102,668          40,562
  Repurchase of convertible subordinated notes ...............            (10)         (3,271)
                                                                    ---------       ---------
  Net cash provided by (used in) financing activities ........       (199,827)         37,295
                                                                    ---------       ---------
Exchange rate impact on cash and equivalents .................           (340)            391
                                                                    ---------       ---------
Net increase (decrease) in cash and equivalents ..............      $ (83,027)      $  14,856
Cash and equivalents, beginning of period ....................        123,145          68,342
                                                                    ---------       ---------
Cash and equivalents, end of period .............................      40,118          83,198
                                                                    =========       =========

Supplemental schedule of non-cash investing and
financing activities:
  Unrealized gain (loss) on investments..........................   $   1,206       $    (235)
  Equipment acquired under lease.................................       1,500              --
  Conversion of convertible debt into common stock...............      17,560              78
  Net assets transferred to Harmonic.............................     (71,267)             --
  Deferred tax asset from step-up in basis.......................      50,962              --
Supplemental schedule of cash flow information:
  Cash paid during the period for:
    Interest.....................................................         997             814
    Income taxes.................................................      41,413          13,853

            See notes to condensed consolidated financial statements

                            C-CUBE MICROSYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of presentation

     The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of September 30, 2000, and the results of operations for the quarters and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in C-Cube Semiconductor Inc.'s Amended Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 and C-Cube Microsystems Inc.'s Form 10-K for the year ended December 31, 1999.

2.   Merger/spin-off

     C-Cube entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc. on December 9, 1999. In accordance with this agreement, on May 2, 2000, C-Cube's semiconductor division was spun-off into an independent company, and on May 3, 2000, C-Cube's DiviCom division was merged with Harmonic Inc. Accordingly, as required by Accounting Principles Board Opinion No. 30 and Emerging Issues Task Force Issue No. 95-18, the results of operations of the Semiconductor division (the continuing entity) are reported separately from the results of operations of the DiviCom division (the discontinued entity). The results of operations in prior periods have been restated and certain prior period amounts have been reclassified to conform to the current period presentation. These restatements and reclassifications had no effect on net income or stockholders' equity.

     The results of discontinued operations are presented on two line items on the face of the Condensed Consolidated Statements of Income included herein. For the current year, income (loss) from operations of DiviCom represents the net income (loss) of DiviCom operations through the date of merger and includes revenues of $46.6 million, and tax benefit of $6.8 million. Revenues and taxes for the three months ended September 30, 1999 were $49.1 million and $3.0 million and for the nine months ended September 30, 1999 were $133.8 million and $7.1 million, respectively. Loss on disposal of DiviCom includes direct costs, net of taxes, associated with the merger/spin-off transaction which were incurred by the Company.

     In connection with the merger, the Company transferred the net assets of DiviCom to Harmonic, incurred a tax liability in connection with the spin-off of the semiconductor business and recorded a deferred tax asset relating to an increase in the tax basis of the Company's assets. The transfer of the net assets and the tax liability has been reflected as a return of capital to the stockholders. The following table represents the changes to stockholders' equity for the nine-month period ended September 30, 2000:

                                                                      ACCUMULATED
                                                                         OTHER       ACCUMULATED
                                                                     COMPREHENSIVE    EARNINGS
                                                      COMMON STOCK    GAIN (LOSS)     (DEFICIT)       TOTAL
                                                      ------------   -------------   -----------    ---------
BALANCES, DECEMBER 31, 1999 ........................   $ 323,756       $  (2,014)     $  77,240     $ 398,982
Net loss ...........................................        --              --          (15,222)      (15,222)
Accumulated translation adjustments ................        --              (340)          --            (340)
Unrealized gain on investments .....................        --             1,207           --           1,207
Common stock issued under stock plans ..............      99,488            --             --          99,488
Tax benefit from employee stock transactions .......      92,457            --             --          92,457
Conversion of convertible debt into common stock ...      17,560            --             --          17,560
Tax liability resulting from spin-off of the
  semiconductor business ...........................    (413,315)           --             --        (413,315)
Transfer of net assets and additional cash of
  DiviCom to Harmonic ..............................     (33,114)           --          (68,043)     (101,157)
Deferred taxes relating to increased tax basis of
   semiconductor assets ............................      50,962            --             --          50,962
                                                       ---------       ---------      ---------     ---------
BALANCES, SEPTEMBER 30, 2000 .......................   $ 137,794       $  (1,147)     $  (6,026)    $ 130,621
                                                       =========       =========      =========     =========

3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                                   SEPTEMBER 30,     DECEMBER 31,
                                       2000              1999
                                   -------------     ------------
                                           (IN THOUSANDS)
     Finished goods.............     $   6,366        $   4,165
     Work-in-process............         3,096            3,564
     Raw materials..............         9,415            1,237
                                     ---------        ---------
               Total............     $  18,877        $   8,966
                                     =========        =========


4.   Bank line of credit

     At September 30, 2000, the Company had a $36.0 million bank line of credit ($36.0 million outstanding at September 30, 2000) that expires on May 31, 2002. Under terms of the commitment, the bank line will be reduced by $4.0 million each quarter, until the outstanding balance is reduced to $25.0 million.
The first $6.0 million of borrowed funds bear interest at LIBOR plus 2.0% (9.5% at September 30, 2000), with additional borrowings bearing interest at the bank's prime rate (8.8% at September 30, 2000). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth and certain financial ratios and is collateralized by the current assets of the Company. At September 30, 2000, the Company was in compliance with the covenants.

5.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                  QUARTER ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                              --------------------      ---------------------
                                                                2000        1999          2000         1999
                                                              --------    --------      --------     --------
Numerator:
 Income from continuing operations ..................         $ 10,402    $  8,205      $  1,055     $ 24,313
 Income (loss) from discontinued DiviCom business ...               --       5,828       (10,087)      14,345
 Loss on disposal of DiviCom business ...............               --          --        (6,190)          --
                                                              --------    --------      --------     --------
 Numerator for basic earnings per share .............           10,402      14,033       (15,222)      38,658
 Add back interest income after tax related to
    convertible shares ..............................               --         186            --          577
                                                              --------    --------      --------     --------
 Numerator for diluted earnings per share ...........           10,402      14,219       (15,222)      39,235
                                                              ========    ========      ========     ========

Denominator:
 Weighted-average shares - denominator for basic
    earnings per share ..............................           49,328      40,097        46,805       39,368
 Convertible shares .................................               --         633            --          660
 Dilutive common stock equivalents, using treasury
    stock method ....................................            4,200       4,291            --        3,196
                                                              --------    --------      --------     --------
 Denominator for diluted earnings per share .........           53,528      45,021        46,805       43,224
                                                              ========    ========      ========     ========
 Basic earnings (loss) per share ....................         $   0.21    $   0.35      $  (0.33)    $   0.98
                                                              ========    ========      ========     ========
 Diluted earnings (loss) per share ..................         $   0.19    $   0.32      $  (0.33)    $   0.91
                                                              ========    ========      ========     ========

     Options to purchase 5,058 shares of common stock were outstanding during the nine months ended September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

6.   Comprehensive income

     For the quarters ended September 30, 2000 and 1999, comprehensive income, which was comprised of the Company's net income for the periods, changes in accumulated translation adjustments and unrealized gains/loss on investments, was $5.1 million and $14.3 million, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive income (loss) was ($14.4) million and $38.8 million, respectively.

7.   Significant transactions

     Securities purchase agreement and warrant

     On February 10, 2000, C-Cube entered into a Securities Purchase Agreement ("Agreement") with Thomson Multimedia S.A., a French societe anonyme, whereby, on May 8, 2000, C-Cube issued and sold to Thomson 474,747 shares of non-voting common stock at a price of $19.78 per share and issued a warrant to purchase 949,494 shares of common stock to Thomson. The warrants were fully vested upon issuance and will become exercisable at a price of $19.78 per share one week prior to the expiration date of May 8, 2007, or in part prior to the expiration date upon the achievement of certain milestones. The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a charge, within research and development, of $12.6 million in the second quarter of 2000. Please see the Company's Amendment No. 2 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 for more information regarding the Agreement.

     Stock-based compensation

     In connection with the merger and spin-off, the Company recorded stock-based compensation expense, within selling, general and administrative, of $15.5 million related to the accelerated vesting of options for certain employees of the Company.

     Merger/spin-off related payroll taxes

     As a condition of the Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc., all vested employee stock options were to be exercised before the merger date or they would be forfeited. The resulting exercises generated an additional payroll tax expense, within selling, general and administrative, of $5.3 million dollars.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is evaluating the impact of the adoption of this statement, which is not expected to materially impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to adopt this statement in the first quarter of fiscal year 2001, with early adoption permitted.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 1, 2000, however earlier adoption is permitted. The Company is in the process of determining the impact, if any, that adoption will have on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in this Item 2, those described elsewhere in this report and those described in the Company's Amendment No. 2 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 22, 2000, the Company's Form 10-K for the year ended December 31, 1999, other Form 10-Qs and other reports submitted under the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those statements marked with an asterisk (*) in this report. The Company assumes no obligation to update any forward-looking statements.

QUARTER ENDED SEPTEMBER 30, 2000

     The following table sets forth certain operating data as a percentage of net revenues for the quarters ended September 30, 2000 and 1999:

                                                                    QUARTER ENDED
                                                                    SEPTEMBER 30,
                                                                  ------------------
                                                                   2000         1999
                                                                  -----        -----
Net revenues ................................................     100.0%       100.0%
Costs and expenses:
  Cost of revenues ..........................................      45.0         39.7
  Research and development ..................................      22.4         25.7
   Selling, general and administrative ......................      18.2         17.5
          Total .............................................      85.6         82.9
                                                                  -----        -----
Income from operations ......................................      14.4         17.1
Other income, net ...........................................       5.8          4.8
                                                                  -----        -----
Income from continuing operations before income taxes and
    minority interest ....................................         20.2         21.9
Income tax expense for continuing operations .............         (5.3)        (5.9)
                                                                  -----        -----
Income from continuing operations before minority interest...      14.9         16.0
Minority interest in net income (loss) of subsidiary ........      (0.1)         0.3
                                                                  -----        -----
Income from continuing operations ...........................      15.0         15.7
Discontinued operations:
  Income from operations of DiviCom business,
    net of taxes ............................................        --         11.1
                                                                  -----        -----
Net income ..................................................      15.0%        26.8%


     NET REVENUES

     Net revenues increased 32.0% from $52.3 million in the third quarter of 1999 to $69.0 million in the third quarter of 2000. The increase resulted from three product areas, but primarily from chips used in digital set-top boxes and DVD players. The Company believes the markets for codecs (single chip encoder/decoder), chips used in DVD players and chips used in digital set-top boxes will continue to grow, while the market for decoder chips used in VCD and Chaoji VCD applications will gradually decline as the market becomes saturated and as consumers choose DVD players over VCD players.*

     GROSS MARGIN

     The Company's gross margin percentage for the third quarter of 2000 was 55.0% compared to a gross margin percentage of 60.3% for the same quarter last year. This decrease was primarily due to an increase in product costs resulting from restricted production capacity of wafer suppliers, and due to reductions in the average selling prices of many of the Company's products due to competitive pricing pressures. These negative pressures on gross margin were partially offset by changes in product mix, as sales of products with higher gross margins, such as codecs and digital set-top boxes, contributed more to revenues in the third quarter of 2000 than the third quarter of 1999.

     RESEARCH AND DEVELOPMENT EXPENSES

     In the third quarter of 2000, research and development expenses increased 14.8% from $13.5 million in the third quarter of 1999 to $15.5 million in the third quarter of 2000. The increase in research and development expenses was primarily attributable to additional employee-related costs associated with increases in engineering staff and contractors. The Company anticipates that research and development expenses will continue to increase in future periods.*

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 38.5% from $9.1 million for the third quarter of 1999 to $12.6 million for the third quarter of 2000. The increase was primarily due to increased headcount and related expenses, in connection with the Company's increased international coverage in sales and marketing.

     OTHER INCOME

     Other income, net of other expense, increased to $4.0 million for the third quarter of 2000, compared to $2.5 million for the third quarter of 1999. The increase from the prior-year quarter is primarily due to the sale of marketable securities.

     INCOME TAX EXPENSE

     The Company's effective tax rate for continuing operations in the third quarter of 2000 was 26.2%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following table sets forth certain operating data as a percentage of net revenues for the nine months ended September 30, 2000 and 1999:

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  ------------------
                                                                   2000         1999
                                                                  -----        -----
Net revenues ................................................     100.0%       100.0%
Costs and expenses:
  Cost of revenues ..........................................      44.5         39.9
  Research and development
     Research and development ...............................      23.4         25.2
     Warrant issuance .......................................       6.6           --
  Selling, general and administrative
     Selling, general and administrative ....................      17.9         17.1
     Stock-based compensation and merger/spin-off
       related payroll taxes ................................      10.9           --
                                                                  -----        -----
          Total .............................................     103.3         82.2
                                                                  -----        -----
Income (loss) from operations ...............................      (3.3)        17.8
Other income, net ...........................................       4.1          3.9
                                                                  -----        -----
Income from continuing operations before income taxes and
   minority interest ........................................       0.8         21.7
Income tax expense for continuing operations ................      (0.2)        (6.1)
                                                                  -----        -----
Income from continuing operations before minority interest ..       0.6         15.6
Minority interest in net income of subsidiary ...............       0.0          0.2
                                                                  -----        -----
Income from continuing operations ...........................       0.6         15.4
Discontinued operations:
 Income (loss) from operations of DiviCom business,
   net of taxes .............................................      (5.3)         9.1
  Loss on disposal of DiviCom business, net of taxes ........      (3.2)          --
                                                                  -----        -----
Net income (loss) ...........................................      (7.9)%       24.5%

     MERGER/SPIN-OFF

     The Company entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc. on December 9, 1999. In accordance with this agreement, on May 2, 2000, the Company's semiconductor division was spun-off into an independent company, and on May 3, 2000, the Company's DiviCom division was merged with Harmonic Inc. Accordingly, as required by Accounting Principles Board Opinion No. 30 and Emerging Issues Task Force Issue No. 95-18, the results of operations of the Semiconductor division (the continuing entity) are reported separately from the results of operations of the DiviCom division (the discontinued entity). For more information on the merger/spin-off transaction, please see the Company's Amendment No. 2 to its Registration Statement on Form S-1 filed with the SEC on March 22, 2000 and Harmonic's Amended S-4 filed with the SEC on March 23, 2000.

     SECURITIES PURCHASE AGREEMENT AND WARRANT

     On February 10, 2000, C-Cube entered into a Securities Purchase Agreement ("Agreement") with Thomson Multimedia S.A., a French societe anonyme, whereby, on May 8, 2000, C-Cube issued and sold to Thomson 474,747 shares of non-voting common stock at a price of $19.78 per share and issued a warrant to purchase 949,494 shares of common stock to Thomson. The warrants were fully vested upon issuance and will become exercisable at a price of $19.78 per share one week prior to the expiration date of May 8, 2007, or in part prior to the expiration date upon the achievement of certain milestones. The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a charge, within research and development, of $12.6 million in the second quarter of 2000. Please see the Company's Amendment No. 2 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 for more information regarding the Agreement.

     NET REVENUES

     Net revenue increased 20.9% from $158.1 million for the nine months ended September 30, 1999 to $191.1 million for the nine months ended September 30,2000. This increase was primarily attributable to higher volume sales of chips used in digital set-top boxes. The increase was partially offset by decreased sales of decoder chips used in VideoCD and Chaoji VCD players, due to a reduction in shipments and increased price competition. The Company believes the markets for codecs (single chip encoder/decoder), chips used in DVD players and chips used in digital set-top boxes will continue to grow, while the market for decoder chips used in VideoCD and Chaoji VCD applications will gradually decline as the market becomes saturated and as consumers adopt DVD applications in their place.*

     GROSS MARGIN

     Gross margin for the nine months ended September 30, 2000 was 55.5% compared to a gross margin of 60.1% for the same nine-month period last year. This decrease was primarily attributable to an increase in product costs due to restricted production by wafer suppliers, and due to reductions in the average selling prices of many of the Company's products. These negative pressures on gross margin were partially offset by changes in product mix, as sales of products with higher gross margins, such as codecs and digital set-top boxes, contributed more to revenues in the nine months.

     RESEARCH AND DEVELOPMENT EXPENSES

     In the nine months of 2000, research and development expenses increased 12.3%, excluding $12.6 million of warrant charges, from $39.8 million in the nine months ended September 30, 1999 to $44.7 million in the nine months ended September 30, 2000. The increase in research and development expenses was primarily attributable to additional employee-related costs associated with increases in engineering staff. The Company anticipates that research and development expenses will continue to increase in future periods.*

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 26.7% from $27.0 million in the nine months ended September 30, 1999 to $34.2 million for the nine months ended September 30, 2000, excluding charges stated below. The increase reflects increased headcount and related expenses, as the Company continues to increase its international coverage in sales and marketing. The Company recorded $15.5 million of stock-based compensation and $5.3 million of taxes related to stock option exercises as a condition of the merger/spin-off within selling, general and administrative expense in the first six months of 2000.

     OTHER INCOME

     Other income, net of other expense, increased 27.4% from $6.2 million for the nine months ended September 30,1999 to $7.9 million for the nine months ended September 30, 2000. The improvement over the prior year period is due primarily to gains on the sale of marketable securities.

     INCOME TAX EXPENSE

     The Company's effective tax rate for continuing operations in the nine months ended September 30, 2000 was 26.4%. The Company's effective tax rate is less than the combined federal and state statutory rate due primarily to tax credits and lower foreign tax rates.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     International revenues accounted for 79.7% of net revenues for the third quarter of 1999, as compared to 88.0% for the third quarter of 2000. For the nine months of 1999 and 2000, international revenues accounted for 79.6% and 86.9% of net revenues, respectively. The Company expects that international revenues will continue to represent a significant portion of net revenues. * The Company believes that its success will depend in part upon its ability to manage international marketing and sales operations. In addition, the Company purchases a substantial portion of its manufacturing services from foreign suppliers. The Company's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders.

     The Asian consumer electronics markets accounted for approximately 64.6% and 57.6% of total sales in the third quarters of 1999 and 2000, respectively, and 67.4% and 60.0% of total sales in the nine months of 1999 and 2000, respectively, and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* Asia has experienced economic instability in the past few years, which has resulted in currency devaluation, falling consumer spending and domestic price deflation. The company believes that any of these factors could significantly reduce the demand for the end-user goods in which the Company's products are incorporated. A significant portion of the Company's third quarter 2000 sales in Asia were of decoder chips, which are used in DVD, VideoCD and Chaoji VCD players. The Company believes purchases of these products are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its semiconductor products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company generally requires prior to shipment.

     The markets into which the Company sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In particular, the Company expects to continue to experience significant price competition in the markets for decoder chips.* In order to offset or partially offset declines in the selling prices of its products, the Company believes that it must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions, which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

     The Company does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products, or to successfully manage its manufacturing subcontractor relationships, would have a material adverse effect on the Company's gross margins. The Company anticipates production capacity at its foundries will continue to be constrained during the fourth quarter of 2000 due to higher projected industry demand for semiconductor products causing a reduction of available capacity.* As a result, product costs may continue to increase at a rate faster than the Company can offset those increases with other cost-saving measures, which could adversely effect gross margin during that period.*

     The Company's foundry capacity is in Taiwan and is subject to the risk of political instability and natural disasters in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China and earthquakes.

     In addition, the Company sells certain of its products in international markets and, as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. The Company mitigates this risk through the use of foreign currency hedges for transactions denominated in foreign currencies. However, with respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency.

     The United States of America has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on the Company's business and results of operations. Similarly, protectionist trade legislation in either the United States of America or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets.

     The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, the Company's ability to introduce new products and technologies on a timely basis, unanticipated problems in the performance of the Company's next generation or cost-reduced products, the ability to successfully introduce products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors, market acceptance of products of both the Company and its customers, compatibility of new products with emerging digital video standards, supply constraints for other components incorporated into its customers' products, credit risk for international customers not using letters of credit, fluctuations in foreign currency exchange rates to the U.S. dollar, the level of expenditures in manufacturing, research and development, and sales, general and administrative functions, and a recent trend of mergers and acquisitions creating larger competitors which may have established market share or greater financial or technical resources than the Company.*

     In addition, the Company's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past. To the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. Historically, the Company has shipped a substantial portion of its product in the last month of a given quarter. A significant portion of the Company's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

     The Company's dependence on the Asian consumer electronics market has started to decline, and the Company believes it will either remain stable or continue to decline in the future, as growth in the digital set-top and codec markets generate larger contributions to revenues.* Nevertheless, the substantial seasonality of sales in the consumer electronics market could impact the Company's revenues and net income. In particular, the Company believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which could result in relatively lower product demand during the second and third quarters of each year.* If in the future the geographic mix of the Company's sales shifts towards the U.S. and Europe, the Company would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these regions make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters.*

     As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income could have an immediate and significant adverse effect on the trading price of the Company's common stock.

     The market price of the Company's common stock has fluctuated significantly since its spin-off from the DiviCom business earlier this year. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results, quarterly fluctuations in other semiconductor or digital video networking companies' financial results, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments were $290.5 million at the end of 1999, as compared to $48.1 million at September 30, 2000. Working capital decreased from $283.8 million at the end of 1999 to $24.4 million at September 30, 2000.

     The Company's operating activities, exclusive of cash provided by discontinued operations of $17.5 million, used cash of $63.8 million in the nine months of 2000, primarily from the operating loss of $15.2 million, an increase of production capacity rights of $19.1 million, an increase of deferred income taxes of $10.7 million and an increase in inventory of $9.9 million, partially offset by an increase in accruals of $9.3 million.

     The Company's investing activities, exclusive of sales and maturities of $177.0 million and purchases of $11.3 million of short-term investments, used cash of $2.3 million, primarily for capital expenditures.

     Cash used in financing activities in 2000 was $199.8 million, primarily from cash transferred in the merger/spin-off of $338.1 million, partially offset by the sale of common stock of $102.7 million and net bank line of credit proceeds of $36.0 million.

     At September 30, 2000, the Company had a $36.0 million bank line of credit ($36.0 million outstanding at September 30, 2000) that expires on May 31, 2002. Under terms of the commitment, the bank line will be reduced by $4.0 million each quarter, until the outstanding balance is reduced to $25.0 million.
The first $6.0 million of borrowed funds bear interest at LIBOR plus 2.0% (9.5% at September 30, 2000), with additional borrowings bearing interest at the bank's prime rate (8.8% at September 30, 2000). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth and certain financial ratios and is collateralized by the current assets of the Company. At September 30, 2000, the Company was in compliance with the covenants.

     The spin-off on May 2, 2000 created a tax obligation of approximately $413.3 million as calculated under the tax-sharing agreement between the Company and Harmonic that was partially offset by tax benefits totaling $100.4 million. The tax was determined by the volume weighted-average trading price of each company share - $21.81 - on the first day after the distribution. Under the tax-sharing agreement, the Company issued to Harmonic a promissory note of $118.0 million, due and payable on June 29, 2000 at 15% interest per annum. Subsequent to the receipt of a $40.0 million bank line of credit and the receipt of $9.4 million by Thomson Multimedia S.A. in May, 2000, the Company settled the promissory note. Please see the Company's Amendment No. 2 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 and the Company's Form 8-K filed with the Securities and Exchange Commission on May 3, 2000 for further details of the tax-sharing agreement and promissory note with Harmonic.

     Based on current plans and business conditions, the Company expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company, or at all. In addition, the Company has considered and will continue to consider various possible transactions with foundries to secure additional foundry capacity, which could include, without limitation, equity investments, prepayments, non-refundable deposits or loans in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Foreign Currency Exchange Risk. The Company enters into foreign exchange forward contracts and foreign currency options to hedge certain economic exposures, balance sheet exposures and inter-company balances against future movements in the dollar/yen and dollar/pound exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10% appreciation of the U.S. dollar from September 30, 2000 market rates would increase the unrealized value of the Company's forward contracts by $0.3 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from September 30, 2000 market rates would decrease the unrealized value of the Company's forward contracts by $0.3 million. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not be expected to have a material impact on future net income or cash flows.

     Interest Rate Risk. The Company has a variable-rate line of credit of $36.0 million outstanding at September 30, 2000 and a hypothetical ten percent increase or decrease in interest rates would not have a material impact on the fair market value of this debt. The fair value of the Company's line of credit may be lower than the recorded value, but the Company's line of credit may be lower than the recorded value, but the Company is unable to estimate the fair value at this time. The Company does not hedge any interest rate exposures.

     All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial positions at September 30, 2000. Actual results may differ materially.

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

                                        C-Cube Microsystems Inc.
                                        (Registrant)

Dated: November 08, 2000                By: /s/ HOWARD BAILEY

                                           -------------------------------------

                                           Howard Bailey
                                           Vice President of Finance
                                           and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number              Description
-------             -----------
 27.1               Financial Data Schedule