Form 10-K405
period 2000-12-31
C CUBE MICROSYSTEMS INC/DE
filed 2001-04-11
CIK 1102056

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NO. 000-28695

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                            ------------------------

                            C-CUBE MICROSYSTEMS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  DELAWARE                                      77-0528024
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                            1778 MCCARTHY BOULEVARD
                           MILPITAS, CALIFORNIA 95035
                                 (408) 490-8000
    (ADDRESS, INCLUDING ZIP CODE, AND PHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.001 PAR VALUE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of the Registrant's common stock held by non-affiliates on March 30, 2001 (based upon the average of the high and low sales prices of such stock as of such date) was $590,345,693.

     As of March 30, 2001, 48,438,621 shares of the Registrant's common stock were outstanding. (latest date practical)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            C-CUBE MICROSYSTEMS INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...   23
Item 8.   Financial Statements and Supplementary Data.................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   52

                                  PART III
Item 10.  Directors and Executive Officers of C-Cube Microsystems
          Inc.........................................................   52
Item 11.  Executive Compensation......................................   55
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   60
Item 13.  Certain Relationships and Related Transactions..............   65

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   67
Signatures............................................................   68

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in Item 1, those described elsewhere in this report and those described in other reports under the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those statements marked with an asterisk (*) in this report. The Company assumes no obligation to update any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

     C-Cube Microsystems Inc., was established as C-Cube Semiconductor Inc., a Delaware corporation, in November 1999. C-Cube Semiconductor Inc. ("semiconductor division") was spun off from its parent company, C-Cube Microsystems Inc. (referred to in this document as "C-Cube (Old)"), which was acquired by Harmonic, Inc. ("Harmonic") in May 2000. C-Cube Semiconductor was then renamed C-Cube Microsystems Inc. (referred to in this document as "C-Cube" or "the Company"), with the approval of Harmonic, to maintain customer continuity and the brand identity of C-Cube's semiconductor products. The transaction was accounted for as if the semiconductor division were the continuing entity.

     On March 26, 2001 the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with LSI Logic Corporation ("LSI") and Clover Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of LSI. Under the terms of the Reorganization Agreement, Merger Sub will commence an exchange offer (the "Offer") to exchange 0.79 shares of common stock, par value $0.01 per share, of LSI (the "LSI Common Stock"), for each outstanding share of the Company's common stock, par value $0.001 per share. Holders of the Company's common stock tendering their shares in the Offer will receive cash in lieu of any fractional shares of LSI Common Stock to which they would otherwise be entitled. The consummation of the Offer is subject to, among other things, at least a majority of shares of the Company's common stock (including for purposes of the calculation of the majority of shares, certain outstanding options and warrants to purchase the Company's shares) being validly tendered and not withdrawn prior to the expiration of the Offer and the expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and applicable foreign antitrust laws. Pursuant to the Reorganization Agreement, following the completion of the Offer and the satisfaction or waiver of certain other conditions, Merger Sub will be merged into the Company (the "Merger") and C-Cube will be the surviving corporation. In the Merger, each outstanding share of the Company's common stock (other than shares held by the Company as treasury stock, by LSI or Merger Sub and by stockholders who perfect appraisal rights under Delaware law, which will be available if Merger Sub owns ninety percent (90%) or more of the outstanding shares of the Company's common stock following the consummation of the Offer) will be converted into the right to receive the same consideration as paid to the Company's stockholders who tendered their common stock in the Offer. In the event that a third party makes a proposal to acquire C-Cube or if the no solicitation provisions contained in the Reorganization Agreement are materially breached, and thereafter the Reorganization Agreement is terminated, under certain circumstances C-Cube will be required to pay a $33 million termination fee to LSI. The closing is anticipated to take place during the second quarter of 2001. For further information regarding the financial effects of the Merger, see "Liquidity and Capital Resources" discussion herein.

     The Company designs, develops, has manufactured and sells semiconductors, software and systems for digital audio and video applications. As a major supplier of such products, the Company has played a role in enabling the growth of digital audio and video. The Company is focused on working with its original equipment manufacturer (OEM) customers and service providers to enable key applications in its consumer and communications target markets. In the consumer market, it is focused on playback and recordable digital video disc and video compact disc as well as digital video recorders and digital VHS recorders. The communications market targets interactive set-top boxes, cable front ends, cable modems and broadcast encoders, and other emerging applications. Users of these products will be able to record hours of digital video disc-quality video obtained from any video source, whether television, video cassette recorder, digital video camcorder or analog camcorder. Once users have recorded the video, they will be able to edit and play back the video on standard personal computers and store the resulting video to digital video disc, web pages, e-mail, recordable compact disc or personal computer hard-disk drives.

COMPRESSION ENABLES MASS-MARKET APPLICATIONS OF DIGITAL VIDEO

     Representing video in uncompressed digital form requires a large amount of data, which in the past has made storage or transmission economically impractical. To store a single uncompressed digital video movie requires up to 25 discs, whereas a compressed digital video movie can be stored onto one disc. The sheer size of uncompressed digital video has relegated it to niche applications of small volumes.

     The very nature of video information lends itself to compression. Any video sequence has inherent redundancies, for example, one frame of a movie often differs very little from the next successive frame. Through digital compression techniques, the redundancies in video data can be detected and eliminated, significantly reducing the overall amount of data needed to recreate the original image without affecting the image quality. Using video compression techniques, a single satellite transponder can broadcast 8 to 12 programs instead of the partial program possible with uncompressed video. C-Cube believes that the design and deployment of cost-effective and practical video compression technology is critical to the development of mass-market applications.

STANDARDS ENHANCE THE GROWTH OF DIGITAL VIDEO MARKETS

     As digital video markets develop, so does the need for standards to ensure that products from different manufacturers use the same formats for video information. Throughout its history, C-Cube has been an active participant and respected technology pioneer on International Organization for Standardization committees charged with creating standards for still image and digital video compression.

     Key standards that have driven the growth of digital video include the joint photographic experts group (JPEG) standard for still-image compression and two moving pictures experts group standards for digital video and audio compression. The MPEG-1 standard enabled the first digital video consumer products such as the first video compact disc, while the more recent MPEG-2 standard has become the accepted compression format in diverse applications such as digital satellite, cable and terrestrial television as well as professional video editing, digital VHS and digital video disc. The adoption and acceptance of these standards has contributed greatly to the growth of digital video markets during the 1990s.

MATHEMATICAL RULES GOVERN COMPRESSION WHICH DETERMINES VIDEO QUALITY

     As vital as the International Organization for Standardization standards have been to the development of digital video, they have a built-in limitation. The standards determine interoperability, not video quality. More specifically, the standards define the format for compressed video data. A MPEG-compliant encoder (which is the compression device) will create data that a MPEG-compliant decoder (which is the decompression device) can reconstruct into a video image. But the process of encoding necessarily involves discarding some of the image information to achieve compression. If the encoder is smart, that is, if it can correctly determine which information is redundant or insignificant to the video quality, then the encoded video will be a faithful representation of the original video and the decoder can create a high-quality video image. But if the encoder makes poor choices and discards important video information, then the decoder cannot compensate. The reconstructed image will be poor in comparison to the original image. Encoder design, therefore, is a critically important determining factor for video quality.

     At the heart of encoder design is the development of encoding algorithms, the mathematical rules that govern how the large volume of uncompressed video is reduced to a manageable size without adversely affecting image quality. One of C-Cube's core strengths has been its expertise in the development, testing and refinement of these mathematical rules. These mathematical formulas are proprietary and represent vital intellectual property of C-Cube. By incorporating these highly efficient and powerful algorithms into our products, C-Cube has consistently been recognized as the industry leader in digital video encoding. As evidence of this leadership, C-Cube products perform the encoding for the majority of digital video television currently being broadcast. Also, C-Cube is one of a select group of technology companies that have been recognized by The National Academy of Television Arts and Sciences for technical achievement, as shown by their award of a special technology Emmy(TM) to C-Cube Microsystems' semiconductor business in 1995.

     C-Cube differentiates its products from competitors by offering both encoding and decoding products that are not only fully compliant with the MPEG-1 or -2 international standards (and therefore interoperable with equipment from many other suppliers), but at the same time provide superior image quality (enhancing the viewing experience), are feature rich and are highly integrated and therefore cost competitive. All C-Cube products are programmable, permitting the incorporation of sophisticated system-level features after the chip design is completed, while lessening design time, risk and system cost. C-Cube also develops proprietary product extensions and features such as RealSonic(TM) home theater sound enhancement and ClearView(TM) error correction technology.

MARKET TRENDS

     C-Cube addresses two broad industries where digital audio and video are used, consumer electronics and communications . This section describes some of the trends affecting these markets.

CONSUMER ELECTRONICS

     Through the use of MPEG compression, video can be stored, reproduced and distributed on the same media currently in use for other types of digital data, such as 5-inch (12 cm) compact discs that are commonly used for digital audio. Emerging applications for digital video capture, playback and distribution at the consumer level are being advanced by the rapid adoption of new consumer-oriented media formats such as digital video disc players video compact disc players, digital VHS and recordable digital video discs as well as consumer digital video cameras and camcorders.

RECORDABLE DIGITAL VIDEO DISC AND DIGITAL VHS

     In 1999, several original equipment manufacturers demonstrated consumer-oriented products positioned as video cassette recorder replacements. C-Cube believes that rapid growth in this market will occur only when single-chip codecs, which are an encoder/decoder combination, reach a price point low enough to enable a recordable unit at prices that will support a mass market. Once this milestone is achieved, however, the potential for wide consumer acceptance of digital video cassette recorder replacements is expected to be high. Key advantages of disc-based recording include:

     - higher video quality of digital versus analog recording;

     - the convenience of discs over tape; and

     - the ability to integrate the video cassette recorder recording function with other desirable consumer features such as easy program recording, timeshifting of programs and digital video disc playback.

     Key advantages of digital-VHS include:

     - the ability to record up to 24 hours of video on a single tape;

     - capability to record high-definition television; and

     - compatibility with VHS and Super-VHS, thus preserving existing consumer video libraries stored in VHS format.

DIGITAL VIDEO DISC PLAYER (DVD)

     The DVD standard was defined specifically for the very high-quality playback of feature-length movies. The DVD format, now commercially available, provides up to 135 minutes of playing time (270 for double-sided) on a disc the same physical size as an audio compact disc with four times the image resolution of a standard video compact disc. Digital video disc uses MPEG-2 compression technology.

VIDEO COMPACT DISC PLAYER (VCD)

     A VCD is essentially an audio compact disc player with a MPEG-1 decoder and a video output. While adding this functionality marginally increases the cost to manufacture a typical compact disc player, these machines now have the ability to play movies, music videos and other titles from MPEG-1 encoded compact discs. The physical video compact disc format is identical to a standard audio compact disc and is limited to 72 minutes playing time with video quality that is generally perceived as comparable to an analog VHS tape. Several thousand Video compact disc titles are now available, including movies, music videos and karaoke titles. The VCD format has thus far received mass-market adoption in China. In 1998, leading Chinese manufacturers and the Chinese government introduced an enhanced version of video compact disc known as Chaoji video compact disc, also referred to as super VCD (S-VCD). This enhanced version features MPEG-2 video quality that is comparable to DVD video and is backward compatible with VCD titles.

     C-Cube anticipates that the VCD and S-VCD markets will eventually transition to DVD.

NON-LINEAR EDITING SYSTEMS

     The capabilities of non-linear editing systems continue to grow. Sophisticated features such as the ability to allow a user to edit video and resequence it, which was once the province of professional studios, are now coming to the consumer and prosumer markets. An important enabling factor is the availability of low-cost recordable compact disc drives, which provide a convenient and cost-effective means to store edited digital video. This trend is expected to accelerate in 2000, as the higher capacity recordable digital video disc drives become more common in personal computers.

COMMUNICATIONS

     The ability to compress digital video into a more compact form, which provides significant storage and transmission efficiencies, is currently enabling a number of applications and capabilities in the communications market in diverse segments such as satellite, cable, telephone and wireless networks.

SATELLITE

     The first full-scale digital video transmission systems to achieve full deployment were a series of direct broadcast satellite networks. By combining the ability to compress digital video into a more compact form with high-power Ku-band satellites, direct broadcast satellite systems typically provide 100 or more channels to a large geographical area (e.g. the continental U.S.). This expanded service usually imposes a relatively low cost per subscriber since the only incremental investment needed by subscribers is the purchase of a small dish and a decoder box.

     To compete with other high-speed media, satellite service providers are beginning direct broadcast satellite deployments using high-speed satellite data transmission to the home. A disadvantage of this approach is that the return channel uses a standard modem over telephone lines, thus limiting the interactive nature of the service.

     A major trend in this market during 1998 and 1999 was consolidation through a number of mergers and acquisitions, for example, the merger of DIRECTV and USSB operations and the merger of AT&T and TCI operations. At the same time, the satellite market saw the first trials of high-definition television broadcasting.

CABLE

     Cable providers are upgrading the level of their services using a variety of network approaches. Open standards, such as those developed by various standard-setting organizations, are expected to drive increased cable revenue opportunities by creating a competitive marketplace for system network equipment and end-terminal devices. New applications of DSL and hybrid fiber cable (HFC) are bringing more and more digital audio and video options to the home.

     With the advantage of being able to support high-speed, two-way networks combined with advanced interactive set-top boxes, the revenue base for cable operators is expected to expand. This is a result of a growing client base and increased revenue per client through a broad offering of interactive services including web browsing and electronic commerce.

     Cable is also experiencing consolidation as smaller companies are unable to make the transition to digital and also as telephony companies seek to get a foothold in a competitive delivery mechanism into the home for both voice and video.

PRODUCTS

     C-Cube supplies products for two main markets for digital video:

     - Consumer electronics

     - Communications

CONSUMER ELECTRONICS

  Recordable Digital Video

     While DVD playback has achieved increasing success in both consumer players and personal computer applications, C-Cube believes that the high-volume applications of digital video in the consumer world depend on the ability to both record and play back DVD-quality video. Thus, C-Cube extended its DVxpert technology to the consumer world with the DVxplore(TM) line of consumer codecs. DVxplore codecs are the world's first single-chip consumer products to support both MPEG formats and the digital video format used primarily in digital camcorders called DV. The initial focus was on the personal computer market, where original equipment manufacturers use DVxplore codecs to offer personal content creation, personal computer/television and time-shifting applications. Users of these products are able to record hours of DVD-quality video obtained from any video source, whether television, video cassette recorder, digital video camcorder or analog camcorder. Once they record the video, they are able to edit and play back the video on standard personal computers and store the resulting video to optical disc, web pages, e-mail or hard-disk drives.

     During 2000, C-Cube developed DVxcel(TM), the second-generation line of consumer codecs. This product's focus is towards the recordable devices that reside next to the television. DVxcel codecs are low-cost chips for the consumer digital video market that will power a new generation of affordable, high-quality digital video recording systems for the home. The chip builds takes on the task of simultaneously recording and playing back (encoding and decoding) broadcast quality video for optical-based recording and hard disk drive-based Digital Video Recorder (DVR) devices.

     Video cassette recorder replacement products began to appear on the market in 1999, and are likely to continue to expand in the market over the next few years. For consumer digital recorders, three types of media have emerged as viable platforms for recording and playing back digital video: tape digital VHS; optical recordable digital video disc; and hard disk digital video recorder. C-Cube is developing products for all three emerging consumer digital recordable platforms.

  Encoders for Editing Applications

     Professional editing had been primarily the province of motion-JPEG products due to the need for accurate cuts and special effects. Because MPEG-compliant encoders essentially collapse some frames to achieve high levels of compression, industry analysts doubted whether MPEG could ever achieve the accuracy needed to supplant motion-JPEG products for professional needs. However, C-Cube showed that MPEG is a viable format for editing with the introduction of the DVxpress codecs. Based on the same architecture as the DVxpert product, the DVxpress(TM) codecs feature C-Cube's proprietary Frame-Accurate MPEG Editing (FAME(TM)) algorithm and dual-stream decoding, two capabilities for professional editing.

     C-Cube's DVxpress-MX codec products can support both MPEG and DV formats, to allow mixed-format editing where, for example, a MPEG stream and a DV stream are edited together. This innovation is particularly important because DV is the most popular format for consumer and professional digital camcorders, while MPEG is the prevailing standard for transmission and storage. Panasonic, the developer of the DV format, and Avid, a leading editing original equipment manufacturers, both endorsed the DVxpress-MX codec as a significant step toward unifying the moving pictures experts group and DV worlds. During 1999, many leading providers of editing solutions introduced products based on DVxpress-MX, including Matrox Electronic Systems, Pinnacle Systems, Accom and Fast Multimedia.

  DVD Decoders

     C-Cube's ZiVA(TM) family of DVD products includes decoders and system-level design solutions for consumer original equipment manufacturers. The ZiVA DVD decoder family incorporates several critical DVD functions into a single chip. C-Cube addresses a critical concern of content owners with SecureView(TM) copy protection and decryption technology. SecureView made ZiVA decoders the first single-chip products to support the DVD consortium's copy protection scheme.

     The newest generation of ZiVA-based products was announced in October 2000. ZiVA-5 extended C-Cube's leadership in the DVD market with new features including the industry's only full DVD-audio solution, an MP3 audio codec, progressive-scan output, 2D-multiplane graphics engine, internet applications and more. ZiVA-5 will enable customers to quickly bring a new variety of DVD products to the market.

     Continuing the extension of the ZiVA technology, in January 2001 C-Cube's DVD&MORE was introduced which enabled the market's first combination DVD player and A/V recorder. Primarily targeted at the China market, C-Cube's DVD&MORE combines DVD playback and supports VCD, S-VCD, MP3 and CD-audio playback. C-Cube's DVD&MORE enables OEMs to quickly develop dual-deck optical disc players that combine MPEG video and CD audio recording capability together with DVD playback.

  Video Compact Disc Decoders

     VCD is a consumer entertainment format based on MPEG-1 technology. VCD players allow consumers to enjoy movies, documentaries and karaoke played from a disc similar to an audio compact disc. C-Cube has been a leading supplier of MPEG-1 decoders used in VCD players throughout the mid-and late-1990s. C-Cube pioneered the MPEG-1 market with the introduction in 1992 of the CL450 MPEG-1 video decoder, the first commercially available MPEG-1 video decoder. The CL450 found uses in commercial and professional digital karaoke players. It followed with the CL480 family of VCD decoders, products that boosted C-Cube to market leadership in the rapidly growing market for VCD players in China in the mid-1990s.

     C-Cube's current VCD product is the CL680 advanced VCD decoder. The CL680 decoder integrates an NTSC/PAL encoder, improved ClearView error concealment technology and a new WideSound(TM) feature, which simulates a surround-sound experience from two stereo channels. By fully utilizing the microcode architecture of the CL680, C-Cube was able to integrate the system functions directly on the CL680, effectively eliminating the need for the system micro-controller.

  Chaoji Video Compact Disc Decoders (S-VCD)

     As the VCD market matured in China, Chinese customers, original equipment manufacturers and government agencies all saw a need for a higher quality video experience. Due to its expertise in both VCD and digital compact disc, C-Cube was well qualified to help define the new standard. The result of this effort was the introduction of the S-VCD standard, an extension to VCD that was endorsed by the Chinese government and leading original equipment manufacturers.

     Soon after the adoption of the S-VCD standard, C-Cube introduced the CL8800 family of S-VCD decoders to our original equipment manufacturers. The CL8830 decoder is a full-featured product that features C-Cube's patented RealSonic(TM) audio technology, offering significant advances in audio quality for home theater and karaoke applications. The CL8820 decoder targets more price-sensitive products that do not demand the same audio quality as the CL8830 decoder. Both decoders are compatible with existing VCD and audio compact disc formats. In 1999, C-Cube introduced an integrated S-VCD decoder chip, the CL8830A. Leading Chinese original equipment manufacturers have adopted the CL8800 decoders for their S-VCD product offerings. In 2001, we believe that the S-VCD market will continue to encroach on the VCD market as prices for S-VCD systems decline.

COMMUNICATIONS

     In most digital video applications, the encoding and decoding functions are separated. For example, in broadcasting, the video is encoded by one or a small number of encoders at the transmission facility, while a decoder at the viewer's home reconstructs the broadcast for viewing. C-Cube has been, and continues to be, a major supplier for both encoders and decoders for a full spectrum of digital video applications. C-Cube has long recognized, however, that combining the encoding and decoding functions into one processor, called a codec, creates significant new market opportunities. C-Cube invested heavily in the development of a single-chip MPEG-2 codec architecture and introduced DVxpert(TM), the first product based on the new architecture, in August 1997. In 1999, C-Cube extended the capabilities of the architecture with the introduction of C-Cube's high-definition digital video product, DVxpert, the industry's first codec architecture for high-definition television broadcasting and video production applications.

  Broadcast and Distribution Encoders

     Encoders in the DVxpert family offer improved image quality, efficient bandwidth utilization and reliability for broadcasting and professional applications. The DVxpert broadcast encoders target applications such as distribution, contribution, DVD authoring and video servers. All DVxpert encoders use C-Cube's patented PerfectView(TM) feature, which provides clear image quality with advanced video capabilities.

     One of the big issues broadcasters currently face is the migration to high definition programming. The Federal Communications Commission has established a target timeline for United States broadcasters to begin high-definition television transmissions, but many infrastructure issues remain uncertain. In 1999, C-Cube introduced its high-definition digital video product to address these issues. This product is a MPEG-2 encoder for high-definition television broadcast applications, but also retains the capabilities of the standard definition DVxpert products, enabling equipment manufacturers to deliver flexible high definition/standard definition solutions and ease broadcaster's transition issues.

  Interactive Set-top Box Decoders

     The primary communications application for MPEG-2 decoders is in the STB market. To reconstruct the compressed broadcast program, several steps are required. First, the MPEG-2 stream must be separated or demultiplexed into its video and audio portions. Then the video and audio must be decompressed. Finally, the video signal is combined with other on-screen information, such as program guides, and displayed on a monitor.

     C-Cube has introduced several innovative products in this arena, starting with the introduction of the CL9100 MPEG-2 video decoder in 1994. C-Cube Microsystems followed in 1995 by bringing to market the CL9110 Transport Demultiplexer which was licensed from DiviCom, then a private company. Together, this two-chip combination performed all the functions needed for digital video decoding and was instrumental in enabling first-generation designs for digital set-top boxes.

     1996 saw the introduction of the AViA(TM) family of set-top box chips. Building on the technology and market success of the CL9100 and CL9110 products, the AViA platform offered high-performance graphics, better quality audio (Dolby Digital(TM)), interoperability across both wired and wireless networks and a tighter integration between the individual chips. In 1998, C-Cube introduced the AviA@TV product, extending graphics capabilities and providing support for web page and text display on TV screens. AviA@TV also provided Media Access Control
(MAC) for two-way interactive networks.

     In September of 2000, C-Cube introduced the AViA-9600, an advanced system on a chip for digital set-top boxes. This fourth generation set-top box solution addresses key trends in the STB market such as digital time-shifting, consumer product connectivity and innovative display of content. The AViA-9600 integrates multiple dedicated processing using including host CPU, A/V decoder, audio DSP and graphics processor. A new advanced graphics engine was designed in collaboration with many leading service operators to support their needs for advanced display of video and graphics. The integrated 150-MHz RISC CPU can act as host and supports applications including digital time-shifting and soft modem. The AViA-9600 integrates IEEE1394 "FireWire," USB and IDE interfaces to support home networking and connection to digital cameras/camcorders, hard drives and DTVs.

  Cable Front-End Communications ICs

     In January of 1999, C-Cube Microsystems acquired the relevant communications activities of TV/Com in order to reinforce this successful strategic thrust into the arena of broadband communications network products. One reason for the selection of TV/Com was that its products have been successfully deployed in the same networks and set-top boxes as C-Cube's MPEG solutions. Through this purchase, C-Cube gained access to key people, intellectual property and designs including modulation and demodulation technology. The combination of these capabilities with the relevant designs and software from C-Cube's AViA product family and expertise in analog design, gives C-Cube all the necessary components required to develop state-of-the-art, highly integrated solutions for interactive digital television.

     In November 2000, C-Cube introduced the MultiLynx familiy of integrated cable front-end communications Ics, the first devices designed to support all major world cable standards. The two MultiLynx ICs (CL2151 and CL2161), developed for cable set-top boxes and cable modems, make it possible for manufacturers to design a single product capable of being deployed on two-way broadband cable networks anywhere in the world. During 2001, C-Cube will be applying for DOCSIS certification with Cable Labs.

     The C-Cube MultiLynx CL2161 enables two-way communications using DOCSIS, EuroDOCSIS and DVB in-band cable modem standards. It integrates a QAM, QAM/QPSK modulator with a digital-to-analog converter for the return channel. An integrated communications processor and dedicated MAC provides support for all leading cable network standards. The communications processor also acts as the host CPU and includes DSP extensions to support voice-over-IP (VoIP) codec algorithms simultaneously.

     The C-Cube MultiLynx CL2151 is the first cable modem chip designed specifically for set-top boxes. In addition to the protocols supported by the CL2161, the CL2151 supports DAVIC, DVS-178, Starvue and DVS-167 set-top MAC protocols. It provides direct connection to a POD (point of deployment) module for OpenCable(TM) set-top designs. When combined with C-Cube's AviA-9600 set-top box decoder, the CL2151 enables the design of a cable set-top box with two-way communications, VoIP, home networking and personal video recording with a minimal bill of materials cost.

     With this capability, C-Cube is now able to service the end-to-end requirements of a digital video network including video compression in the head end, network interfaces and the full spectrum of data, video, audio and graphics requirements in the consumer terminal. This enables a new generation of interactive services available through the television in the living room, including web-based e-commerce, video e-mail and voice over the Internet.

CONSUMER BRANDING PROGRAM

     C-Cube's consumer branding program, begun in 1996, saw a reduction in OEM support in 2000. The rapid deployment of OEM's efforts to brand their own products curbed the desire to follow C-Cube branding program guidelines. A further obstacle to continuing the branding program arose from a slow down of new products aimed at the Chinese market. This was done in an effort to balance the geographic distribution of business worldwide. Name recognition of C-Cube remains high in the China market and continues to be associated with high quality, reliability and advanced technology.

CHANGING PRODUCT MIX: DEPENDENCE ON DECODER PRODUCTS

     C-Cube offers a number of products for a variety of applications. Since the second quarter of 1995, sales of C-Cube's VCD decoder family of products have represented a significant percentage of C-Cube's total net revenues. C-Cube expects that revenues from its VCD decoder products, including the CL680 and Chaoji VCD families of products, will decrease as a percentage of total revenues, but continue to account for a significant portion of its product revenues in 2001. C-Cube expects that price competition will continue to result in declining average selling prices for this family of products. C-Cube has implemented several programs that have reduced costs associated with these families of products. In the event that increases in unit sales and other manufacturing efficiencies of these families of products do not offset decreasing sales prices in the future, C-Cube's business and results of operations would be materially and adversely affected. C-Cube anticipates that overall gross margins may continue to decrease as a result of a number of factors including anticipated declines in average selling prices over time. The timing of volume shipments and the life cycles of C-Cube's products are difficult to predict due in large measure to the emerging nature of the markets for C-Cube's products, the future effect of product enhancements by C-Cube and its current and future competitors. Declines in demand for C-Cube's products, particularly the CL680 and Chaoji VCD families of products, whether as a result of competition, technological change or otherwise, would have an adverse effect on C-Cube's business and results of operations.

NEW ARCHITECTURE

     In January 2001, C-Cube DoMiNo was introduced as the Company's newest architecture. C-Cube DoMiNo (which stands for Digital Media Network) was unveiled as the world's first multi-stream, multi-format network media processor, and integrates several individual devices into a single chip. This powerful architecture is expected to enable new high-volume applications such as advanced digital set-top boxes, DVD recorders, personal video recorders, home servers and broadband residential gateways. It also brings professional level digital audio and video capability down to consumer price points. Although shipments for products containing this architecture will not occur until 2002, new products will be announced throughout 2001.

CUSTOMERS

     During 2000, Samsung and Pace each accounted for 11% of the Company's net revenues. During 1999, no customer accounted for 10% or more of the Company's net revenue. During 1998, Malata accounted for 10% of the Company's net revenues.

RESEARCH AND DEVELOPMENT

     The Company believes that the continued introduction of new products in its target markets is essential to its growth. As of December 31, 2000, the Company had 257 full-time employees engaged in research and development. Expenditures for research and development in 2000, 1999 and 1998 were approximately $72.2 million, $54.3 million and $52.8 million, respectively.

     The Company's operating results will depend to a significant extent on its ability to continue to successfully introduce new products on a timely basis and to reduce costs of existing products. In particular, the Company currently intends to announce several new products over the next year, including next generation MPEG-2 encoders and decoders and products based on C-Cube DoMiNo, the new architecture announced in January 2001. The success of new product introductions is dependent on several factors, including:

     - proper new product definition;

     - product cost;

     - timely completion and introduction of new product designs;

     - quality of new products;

     - differentiation of new products from those of the Company's competitors; and

     - market acceptance of the Company's products and its customers' products.

     As a result, the Company believes that continued significant expenditures for research and development will be required in the future. Because of the complexity of its products, the Company has experienced delays from time-to-time in completing development and introduction of new products, and as a result, we have from time-to-time not achieved the market share anticipated for such products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers.

SALES AND MARKETING

     The Company's sales and marketing strategy targets markets for which the compression of digital video into a more compact form, providing significant storage and transmission efficiencies, is an enabling technology in order to achieve key design wins with industry leaders, as well as early adopters of digital video technology. To implement its strategy, the Company has established a direct sales and marketing force and a worldwide network of independent sales representatives and distributors. In addition, the Company has a team of application engineers who assist customers with designing in the Company's products.

     In the United States, the Company sells its products through direct sales channels, independent representatives and distributors. The Company records revenues from product sales to customers at the time of shipment. Certain of the Company's agreements with its distributors permit limited stock rotation and provide for price protection. Allowances for returns and adjustments, including price protection, are provided at the time revenues from product sales are recorded. Generally, the Company pays its independent sales representatives on a commission basis. As of December 31, 2000, the Company had North American regional sales offices in California and Quebec, and international sales offices in China, France, Japan, Korea, Taiwan, and the United Kingdom. In Japan, the Company sells products through the direct sales force of C-Cube Microsystems Japan, Inc. and two distributors. C-Cube Microsystems Japan, Inc. was formed by the Company and Kubota Corporation in 1988 and is currently owned 65% by the Company and 35% by Kubota. The primary business of C-Cube Microsystems Japan, Inc. are the marketing, sales and support of the Company's products in Japan. Internationally, the Company has commissioned sales representatives or distributors in Canada, Denmark, Finland, France, Germany, Great Britain, Hong Kong, Ireland, India, Israel, Italy, Korea, Sweden and Taiwan.

INTERNATIONAL BUSINESS ACTIVITIES

     During 2000, 1999 and 1998, international revenues accounted for approximately 87%, 82% and 82% of the Company's net revenues, respectively. The Company believes that international revenues will continue to account for a significant portion of net revenues. The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, the Company purchases a substantial portion of its manufacturing services from foreign suppliers. The Company's international manufacturing and sales are subject to changes in foreign political and economic conditions, and to other typical risks of doing business internationally. For example, China is the primary market for VCD and Chaoji VCD players utilizing the Company's decoder products. As a consequence, any political or economic instability in China could significantly reduce demand for the Company's products. The Company has made and will continue to make significant investments in additional chip manufacturing capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company sells products to customers in Korea and is subject to the risk of economic and political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its chip manufacturing facilities in currencies other than the U.S. dollar. As a result, currency fluctuations could, in the long term, have an adverse effect on the Company's business and results of operations.

     With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of, and reduce demand for, the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have an adverse effect on the Company's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have an adverse effect on the Company's ability to manufacture or sell its products in foreign markets.

     The Asian consumer electronics markets accounted for approximately 60%, 67% and 74% of total sales in 2000, 1999 and 1998, respectively. Asia sales are expected to continue to account for a substantial, though declining, percentage of sales in the future. Most of the Company's sales in Asia were of decoder chips, which are used in VCD and Chaoji VCD players. The Company believes purchases of VCD and Chaoji VCD players are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have impacted U.S. export sales. However, there can be no assurance that the Company will not experience reduced sales of its products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company generally requires prior to shipment.

MANUFACTURING

     The Company has chosen to use independent chip manufacturing facilities called foundries to fabricate its integrated circuits. Assembly, test and packaging are also subcontracted to third parties. This approach enables the Company to concentrate its resources on product design and development, where the Company believes it has greater competitive advantages. The Company continually evaluates alternative sources for chip manufacturing, assembly and test capacity.

     During 2000, the Company's devices were fabricated using advanced process technology with 0.5 micron, 0.35 micron, 0.30 micron, 0.25 micron and 0.18 micron process feature sizes, using either three, four or five layers of metal interconnect. Fabricated chips are tested by the fabrication facility to the Company's specifications. Once the chips are fully tested and accepted, the dice are assembled into packages by subcontractors, primarily located in Asia. The Company utilizes multiple assembly subcontractors for its products

     In 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide chip production capacity in the years 1996 to 2003. The Company prepaid $24.5 million to TSMC and in return, TSMC provided that they would produce and sell chips to the Company at specified prices. If the Company meets its minimum guaranteed purchase volume each year, TSMC applies a portion of the prepayment against a portion of the chip cost. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, is amortized to inventory as chips are received. In the event that the Company does not meet the minimum committed volume in a given year and the volume cannot be filled by TSMC or assigned to another company, the prepayment assigned to that year could be forfeited. At December 31, 2000, remaining production capacity rights were $5.7 million dollars of which $2.1 million was included in other current assets and $3.6 million was classified as a non-current asset.

     During the fourth quarter of 1999, the Company signed a production capacity agreement with United Microelectronics Corporation to provide chip production capacity in the years 2000 through 2002, for which it paid a $20.0 million refundable payment in the first quarter of 2000. This refundable payment, classified as a current asset, allows for certain discounts on purchased capacity based upon the quantities purchased. The agreement does not commit the Company to purchase chips, but does guarantee the availability of a set capacity of chips at "not to exceed" prices.

     The Company believes that an increase in the demand for the Company chips over currently expected levels, or a failure of manufacturing capacity in the industry to grow at anticipated rates, could result in greater difficulty in obtaining adequate manufacturing capacity, increased prices and increased lead times. The

Company's future operating results depend in substantial part on its ability to increase the capacity available to it from its existing or new chip manufacturing facilities. In order to secure such capacity, the Company has considered and will continue to consider various possible transactions, which could include, without limitation:

     - equity investments in, prepayments to, non-refundable deposits with or loans to chip manufacturing facilities in exchange for guaranteed capacity;

     - take or pay contracts that commit the Company to purchase specified quantities of chips over extended periods;

     - joint ventures; or

     - other partnership relationships with chip manufacturing facilities.

     C-Cube sources its integrated circuit products from United Microelectronics Corporation and Taiwan Semiconductor Manufacturing Co., Ltd. This dependence on a small number of chip manufacturing facilities subjects the Company to risks associated with an interruption in supply from these chip manufacturing facilities. In connection with the manufacture of its newer products, the Company needs to continue to evaluate and qualify additional chip manufacturing facilities that employ advanced manufacturing and process technologies, which are currently available from a limited number of chip manufacturing facilities. For example, certain of the new products that the Company intends to introduce require advanced process technology. The Company has in the past experienced increased costs and delays in connection with the qualification of new chip manufacturing facilities.

     The Company's reliance on subcontractors to manufacture and assemble its products involves significant risks, including reduced control over:

     - delivery schedules;

     - quality assurance;

     - manufacturing yields and cost;

     - the potential lack of adequate capacity; and

     - potential misappropriation of the Company's intellectual property.

     The Company obtains manufacturing capacity through forecasts that are generated in advance of expected delivery dates. The Company's ability to obtain the manufacturing capacity necessary to meet the future demand for its products is based on its ability to accurately forecast such future demand. If the Company fails to accurately forecast such future demand, the Company may be unable to timely obtain an adequate supply of chips necessary to manufacture the number of products required to satisfy the actual demand.

     The markets into which the Company sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product. In order to offset or partially offset declines in the selling prices of its products, the Company must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time, it may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. The failure of C-Cube to design and introduce, in a timely manner, lower cost versions of existing products or new products with higher gross margins, or to successfully manage its manufacturing subcontractor relationships would have a material adverse effect on the Company's gross margins.

COMPETITION

     The Company believes that it competes favorably in the areas of:

     - product definition;

     - system cost;

     - functionality;

     - time-to-market;

     - reliability; and

     - reputation.

     The Company competes with major domestic and international companies, most of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these companies own proprietary video compression technology competitive with the Company's standards-based systems.

     In the market for consumer electronics semiconductors, principal competitors include:

     - Broadcom;

     - ESS Technology;

     - ST-Microelectronics;

     - LSI Logic;

     - IBM;

     - Sony;

     - National Semiconductor;

     - Philips Semiconductor; and

     - Zoran.

     IBM is the principal competitor in the broadcast encoder market, while Sony is the principal competitor in the consumer encoder market. The Company expects that other companies will introduce competing encoder products in the future. Although the timing of the production availability of such encoders is uncertain, their availability could have an adverse impact on the Company's encoder product revenues and margins. The Company may also face increased competition in the future from new entrants into its markets. As the markets for the Company's products develop, competition from large semiconductor companies, such as ST-Microelectronics and Philips, and from vertically integrated companies such as Sony, MEC, Toshiba and NEC, may increase significantly. If the Company can offer low-cost hardware solutions, then it may continue to compete with manufacturers of general-purpose microprocessors such as Intel, AMD and Motorola in conjunction with software solutions. The ability of the Company to compete successfully in the rapidly evolving markets for high-performance video compression technology depends on factors both within and outside of its control, including:

     - success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials;

     - protection of the Company's products by effective utilization of intellectual property laws;

     - product quality;

     - reliability;

     - price and the efficiency of production;

     - the pace at which customers incorporate the Company's integrated circuits into their products or technologies;

     - success of competitors' products; and

     - general economic conditions.

     A variety of other hardware and software solutions to digital video compression have been introduced. Competitor companies are designing products around these and other alternative approaches. In addition, manufacturers of general-purpose microprocessors, such as Intel, AMD and Motorola and graphics chip manufacturers are positioning their products as offering the capacity to compress digital video into a more compact form. The Company does not know whether system manufacturers will use such processors for video compression applications. While MPEG has become the accepted standard, any of the alternative approaches, individually or collectively, could be adopted on a widespread basis in the emerging video compression market. If this were to happen, the Company's business and results of operations would be materially and adversely affected.

INTELLECTUAL PROPERTY AND LICENSES

     As of December 31, 2000, the Company had 84 issued United States patents and 21 U.S. patent applications pending and has filed certain corresponding applications in certain foreign jurisdictions. These patents expire at various times from 2010 to 2020. The Company intends to continue to seek patents on its technology where appropriate. Notwithstanding its patent position, the Company believes that, in view of the rapid pace of technological change in the semiconductor industry, the technical experience and creative skills of its engineers and other personnel are the most important factors in determining the Company's future technological success. Moreover, while the Company holds or has applied for patents relating to the design of its products, the Company's products are based in part on standards and the Company does not hold patents or other intellectual property rights for such standards.

     In order to defray the cost of developing its products and to develop products with specifications meeting customer requirements, the Company has established development relationships with certain companies. Under these arrangements, these companies provided the Company with development funding and/or technical assistance, and participated with the Company in determining the specifications for the performance requirements of various products. As a result of these relationships, the Company believes it has been able to more rapidly introduce products meeting the demands of these as well as other customers for similar applications. In certain cases, as consideration for such development assistance, the Company has agreed to pay royalties to such customers and generally the Company retains ownership of such products.

EMPLOYEES

     As of December 31, 2000, the Company had approximately 588 employees, 257 of whom are engaged in, or directly support, the Company's research and development, 214 of whom are in sales and marketing, 38 of whom are in operations and 79 of whom are in administration. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

     The Company's future success is heavily dependent upon its ability to hire and retain qualified technical, marketing and management personnel. The Company is currently seeking certain additional engineering, marketing and management personnel. The Company's success in the future will depend in part on the successful assimilation of such new personnel. The Company also obtains assistance from customers whose engineers participate in development programs at the Company. The continuing availability of such support is dependent upon a number of factors, including relationships with customers and the ability of such engineers, many of whom are foreign residents, to obtain immigration visas.

ITEM 2. PROPERTIES

     The Company's principal facilities consist of approximately 215,000 square feet of space in three buildings located in Milpitas, California. This space is leased under three leases that expire on various dates through July 31, 2007. The Company believes its existing facilities and other available facilities will be adequate to meet its requirements for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been named as a defendant in a securities class-action complaint filed in the United States district court for the northern district of California. The plaintiffs in the action purport to represent the class of all persons who purchased common stock between January 19th, 2000 and May 3, 2000 in the entity then known as C-Cube Microsystems. The complaint alleges that the Company is liable for the acts and statements for the entity known as C-Cube Microsystems prior to May 3, 2000 even though the Company did not legally exist prior to May 3, 2000. The case is in its early stages and the Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously.

     From time-to-time the Company is party to certain other litigation or legal claims. Management has reviewed all additional pending legal matters and believes that the resolution of such additional matters will not have a significant adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been included for quotation on the Nasdaq National Market under the Nasdaq symbol "CUBE" since the merger/spin-off in May 2000, although such stock traded under the symbol "CUBED" for a 90-day period following the merger/spin-off. The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock on such market.

                                                              HIGH    LOW
                                                              ----    ---
2000:
  Third Quarter.............................................   24     17 1/4
  Fourth Quarter............................................   22      8 7/8

     At March 26, 2001, the Company had 622 holders of record of its common stock and 48,438,621 shares outstanding.

     The market price of C-Cube's common stock has fluctuated significantly since the merger/spin-off in May 2000. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as future merger or acquisition activity, announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or other semiconductor or digital video networking companies' financial results, changes in analysts' estimates of the Company's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies.

     The Company has never paid cash dividends on its common stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. In addition, the Company's existing bank credit agreement prohibits the declaration or payment of cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years in the period ended December 31, 2000 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                            YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   ---------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE
                                                                                    AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $265,049   $222,148   $209,082   $218,252   $ 248,736
Costs and expenses:
  Cost of product revenues..................................   119,581     88,235     85,751     91,368     104,745
  Research and development:
    Research and development................................    59,553     54,260     52,823     46,668      26,590
    Warrant issuance........................................    12,632         --         --         --          --
  Selling, general and administrative:
    Selling, general and administrative.....................    47,516     37,238     36,312     37,186      25,999
    Stock-based compensation and merger/spin-off related
      payroll taxes.........................................    20,827         --         --         --          --
                                                              --------   --------   --------   --------   ---------
        Total...............................................   260,109    179,733    174,886    175,222     157,334
                                                              --------   --------   --------   --------   ---------
Income from operations......................................     4,940     42,415     34,196     43,030      91,402
Other income (expense), net.................................     7,863      9,229      2,488     (2,583)       (224)
                                                              --------   --------   --------   --------   ---------
Income before income taxes, minority interest and
  extraordinary item........................................    12,803     51,644     36,684     40,447      91,178
Income tax expense..........................................     3,407     14,550      9,806     13,135      27,606
                                                              --------   --------   --------   --------   ---------
Income before minority interest and extraordinary item......     9,396     37,094     26,878     27,312      63,572
Minority interest in net income (loss) of subsidiary........        72        442       (337)      (248)        318
                                                              --------   --------   --------   --------   ---------
Income before extraordinary item............................     9,324     36,652     27,215     27,560      63,254
Extraordinary gain on repurchase of convertible notes (net
  of tax)...................................................        --         --      3,494         --          --
                                                              --------   --------   --------   --------   ---------
Income from continuing operations...........................     9,324     36,652     30,709     27,560      63,254
Discontinued operations
  Income (loss) from discontinued operations of DiviCom (net
    of tax).................................................   (10,087)    20,626     15,580     16,779    (136,299)
  Loss on disposal of DiviCom (net of tax)..................    (6,190)        --         --         --          --
                                                              --------   --------   --------   --------   ---------
Net income (Loss)...........................................  $ (6,953)  $ 57,278   $ 46,289   $ 44,339   $ (73,045)
                                                              ========   ========   ========   ========   =========
Basic earnings (loss) per share:(1)
  Income from continuing operations before extraordinary
    item....................................................  $   0.20   $   0.92   $   0.73   $   0.76   $    1.86
  Extraordinary item (net of tax)...........................        --         --       0.09         --          --
                                                              --------   --------   --------   --------   ---------
  Income from continuing operations.........................      0.20       0.92       0.82       0.76   $    1.86
                                                              --------   --------   --------   --------   ---------
  Income (loss) from discontinued operations of DiviCom (net
    of tax).................................................     (0.22)      0.52       0.42       0.46       (4.01)
  Loss on disposal of DiviCom (net of tax)..................     (0.13)        --         --         --          --
                                                              --------   --------   --------   --------   ---------
  Income (loss) from discontinued operations................     (0.35)      0.52       0.42       0.46       (4.01)
                                                              --------   --------   --------   --------   ---------
  Net income (loss) per share...............................  $  (0.15)  $   1.44   $   1.24   $   1.21   $   (2.15)
                                                              ========   ========   ========   ========   =========
Diluted earnings (loss) per share:(1)
  Income from continuing operations before extraordinary
    item....................................................  $   0.17   $   0.84   $   0.72   $   0.75   $    1.60
  Extraordinary item (net of tax)...........................        --         --       0.09         --          --
                                                              --------   --------   --------   --------   ---------
  Income from continuing operations.........................      0.17       0.84       0.81       0.75        1.60
  Income (loss) from discontinued operations of DiviCom (net
    of tax).................................................     (0.19)      0.46       0.38       0.40       (3.44)
  Loss on disposal of DiviCom (net of tax)..................     (0.11)        --         --         --          --
                                                              --------   --------   --------   --------   ---------
  Income (loss) from discontinued operations................     (0.30)      0.46       0.38       0.40       (3.44)
                                                              --------   --------   --------   --------   ---------
  Net income (loss) per share...............................  $  (0.13)  $   1.30   $   1.19   $   1.15   $   (1.84)
                                                              ========   ========   ========   ========   =========
Shares used in computation:(1)
  Basic.....................................................    47,503     39,891     37,382     36,497      33,928
                                                              ========   ========   ========   ========   =========
  Diluted...................................................    53,853     44,571     40,754     41,683      39,622
                                                              ========   ========   ========   ========   =========
BALANCE SHEET DATA:
Cash and short-term investments.............................  $ 52,534   $290,548   $167,945   $137,810   $  75,377
Working capital.............................................    30,911    283,780    162,845    167,269      97,799
Total assets................................................   222,559    463,944    312,499    282,580     263,104
Short-term debt and current portion of long-term
  obligations...............................................    28,744        727        355        608         837
Long-term obligations, net of current portion...............     1,299     18,846     23,539     87,462      87,700
Stockholders' equity........................................   136,696    398,982    243,272    175,462     118,558

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the years ended December 31, 2000, 1999 and 1998:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net revenues................................................  100.0%    100.0%    100.0%
                                                              -----     -----     -----
Costs and expenses:
  Cost of product revenues..................................   45.1      39.7      41.0
  Research and development:
     Research and development...............................   22.5      24.4      25.3
     Warrant issuance.......................................    4.8        --        --
     Selling, general and administrative:
     Selling, general and administrative....................   17.9      16.8      17.4
     Stock based compensation and merger/spin-off related
       Payroll tax..........................................    7.9        --        --
                                                              -----     -----     -----
          Total.............................................   98.2      80.9      83.7
                                                              -----     -----     -----
Income from continuing operations...........................    1.8      19.1      16.3
Other income, net...........................................    3.0       4.1       1.2
                                                              -----     -----     -----
Income from continuing operations before income taxes,
  minority interest and extraordinary item..................    4.8      23.2      17.5
Income tax expense..........................................    1.3       6.5       4.7
                                                              -----     -----     -----
Income from continuing operations before minority interest
  and extraordinary item....................................    3.5      16.7      12.8
Minority interest in net income (loss) of subsidiary........    0.0       0.2      (0.2)
                                                              -----     -----     -----
Income from continuing operations before extraordinary
  item......................................................    3.5      16.5      13.0
Extraordinary gain on repurchase of convertible notes (net
  of tax)...................................................     --        --       1.7
                                                              -----     -----     -----
Income from continuing operations...........................    3.5      16.5      14.7
Discontinued operations:
  Income (loss) from discontinued operations (net of tax)...   (3.8)      9.3       7.5
  Loss on disposal of DiviCom (net of tax)..................   (2.3)       --        --
                                                              -----     -----     -----
Net income (loss)...........................................   (2.6)%    25.8%     22.2%
                                                              =====     =====     =====

  Merger/spin-off

     C-Cube (Old) entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc. on December 9, 1999. In accordance with this agreement, on May 2, 2000, C-Cube (Old)'s semiconductor division was spun-off into an independent company, C-Cube Semiconductor Inc., and on May 3, 2000, C-Cube (Old), consisting primarily of its DiviCom division, was merged with Harmonic Inc. C-Cube Semiconductor Inc. was then renamed C-Cube Microsystems Inc., with the approval of Harmonic, Inc., to maintain customer continuity and the brand identity of C-Cube's semiconductor products. The transaction was accounted for as if the semiconductor division were the continuing entity. Accordingly, as required by Accounting Principles Board Opinion No. 30 and Emerging Issues Task Force Issue No. 95-18, the results of operations of the Semiconductor division (the continuing entity) are reported separately from the results of operations of the DiviCom division (the discontinued entity). The results of operations in prior periods have been restated and certain prior period amounts have been reclassified to conform to the current period presentation. These restatements and reclassifications had no effect on net income or stockholders' equity.

     The results of discontinued operations are presented on two line items on the face of the Consolidated Statements of Operations. For 2000, loss from operations of DiviCom represents the net loss of DiviCom operations through the date of merger of $10.1million. Revenues and tax benefit for 2000 through the date of merger were $36.8 million and $6.8 million, respectively. Revenues and taxes for the year ended December 31, 1999 were $185.5 million and $10.2 million respectively. Loss on disposal of DiviCom includes direct costs, net of taxes, associated with the merger/spin-off transaction which were incurred by the Company.

     In connection with the merger, the Company transferred the net assets of DiviCom to Harmonic, incurred a tax liability in connection with the spin-off of the semiconductor business and recorded a deferred tax asset relating to an increase in the tax basis of the Company's assets. The transfer of the net assets and the tax liability have been reflected as a return of capital to the stockholders.

  Production Capacity Agreements

     In the fourth quarter of 1999, the Company signed a production capacity agreement with United Microelectronics Corporation (UMC) to provide chip production capacity in the years 2000 to 2002, for which it paid a $20.0 million refundable payment in January 2000, classified as a non-current asset. This deposit earns interest at 4% per year, allows for certain discounts on purchased capacity based upon the quantities purchased and is refundable after 90 days notice by the Company. The agreement does not commit the Company to purchase chips, but does guarantee the availability of a set capacity of chips at "not to exceed" prices.

     In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to the Company at specified prices and required the Company to make two advance payments totaling $49.0 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. In January 1999, the Company signed a second amendment to its agreement with TSMC which resulted in a refund to the Company of $11.7 million and an extension of the term of the agreement to 2003. Advance payments associated with wafer production capacity rights are amortized over the shorter of the contract period or the actual delivery of wafers in relation to the minimum number of wafers to be purchased under the agreement. At December 31, 2000, remaining production capacity rights were $5.7 million, of which $2.1 million was included in other current assets and $3.6 million was classified as a non-current asset.

  Net Revenues

     Net revenues increased 19.3% to $265.0 million in 2000 compared to $222.1 million in 1999. This increase was led by strong set-top box sales, primarily for European deployments. CODEC sales also increased because of increasing DVXpert and DVXpress volumes. Because of higher volume shipments, sales from DVD chips used in consumer applications increased significantly despite price reductions due to increased competition. Overall DVD growth was slowed by significantly reduced volumes of chips used in DVD PCs. The increases discussed above were largely offset by reductions in VideoCD and S-VCD decoder chip revenues due to reduced shipments and increased price competition.

     In 1999, net revenues increased 6.2% to $222.1 million compared to $209.1 million in 1998. The Company's revenues increased slightly over 1998; however, the product mix changed significantly. Revenues from DVD decoder chips used in consumer applications increased significantly due to higher volume shipments, despite price reductions resulting from increased competition. Revenues from encoder and codec chipsets for set-top, broadcast and non-linear editing applications increased due to higher volume shipments. The increases discussed above were largely offset by reductions in VideoCD and S-VCD decoder chip revenues due to reduced shipments and increased price competition.

     The sales returns allowance at December 31, 2000 was $1.6 million, decreasing from $3.0 million at December 31, 1999. During 2000, additions to the sales returns allowance were $100,000 and deductions were

$1.5 million. The deductions to the allowance were primarily due to price protection credits and other pricing adjustments.

     The sales returns allowance at December 31, 1999 was $3.0 million, decreasing from $4.7 million at December 31, 1998. During 1999, no additions were made to the sales returns allowance and deductions were $1.7 million. The deductions to the allowance were primarily due to product returns from customers.

     In 2000, sales to two customers were $29.9 million and $28.1 million, each more than 11% of the Company's revenues. In 1999 no customer accounted for 10% or more of net revenues. In 1998, one customer of the Company accounted for $21.9 million of the Company's revenue or 10% of 1998 revenues.

     International revenues accounted for 87.1%, 82.3% and 81.7% of net revenues in 2000, 1999 and 1998, respectively. International revenues were a significant portion of total revenues primarily due to volume shipments of DVD, VideoCD and S-VCD players into Asia and an increase in set-top sales into Europe. The Company sells products and supports customers internationally through subsidiaries and sales offices located in Canada, China, France, Japan, Korea, Taiwan, and the United Kingdom. The Company expects that international revenues will continue to represent a significant portion of net revenues.* C-Cube's international sales and manufacturing are subject to changes in foreign political and economic conditions and to other risks, including fluctuations in foreign exchange rates, export/import controls and changes in tax laws, tariffs and freight rates. See "Item 1. Business -- International Business Activities".

  Gross Margin

     C-Cube's gross margin percentage decreased to 54.9% in 2000 from 60.3% in 1999. This decline was principally attributable to a change in C-Cube's product mix as well as declines in the average selling price in the DVD, S-VCD and VCD markets without similar manufacturing cost reductions. C-Cube's gross margin percentage increased to 60.3% in 1999 from 59.0% in 1998. This increase was primarily the result of changes in product mix, as the volume of sales of products with higher gross margins, including encoders, DVD decoders and digital set-top boxes. Additionally, the Company was able to offset the related impact on gross margin by realizing greater operating efficiencies, including reduced material costs, refinement of its semiconductor design process and the reduction of outside manufacturing costs.

     The markets into which C-Cube sells its semiconductor products are subject to extreme price competition. Therefore, while the Company expects that any new products it may introduce could offset the decline in the average selling price for established products, C-Cube continues to experience declines in the selling prices of its semiconductor products over the life cycle of each product. In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder chips. In order to offset or partially offset declines in the selling prices of our products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

     The Company does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce in a timely manner lower cost versions of existing products or higher gross margin new products, or to successfully manage our manufacturing subcontractor relationships, could have a material adverse effect on C-Cube's gross margins.

  Research and Development Expenses

     In 2000, research and development expenses were $72.2 million or 27.2% of net revenues, compared to $54.3 million or 24.4% of net revenues in 1999. The majority of the increase from 1999 resulted from the issuance of warrants to Thompson whereby the Company recorded $12.6 million of research and development expense.

     In 1999, research and development expenses were $54.3 million or 24.4% of net revenues, compared to $52.8 million or 25.3% of net revenues in 1998 primarily related to an increase in employee-related costs associated with increases in product engineering staff, in addition to increases in costs for development tools and non-recurring engineering. The increase in headcount reflects the Company's continuing efforts to provide industry leading digital video solutions at the chip level.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $68.3 million or 25.8% of net revenues in 2000 compared to $37.2 million or 16.8% of net revenues in 1999. The increase from 1999 is primarily related to stock-based compensation and merger/spin-off related payroll taxes totaling $20.8 million. In connection with the merger and spin-off, the Company recorded stock-based compensation expense of $15.5 million related to the accelerated vesting of options for certain employees of the Company. As a condition of the Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc., all vested employee stock options were to be exercised before the merger date or they would be forfeited. The resulting exercises generated an additional payroll tax expense, within selling, general and administrative, of $5.3 million. To a lesser extent expenses increased as management and infrastructure were no longer shared with DiviCom. The increase in sales and marketing headcount reflects the Company's efforts to increase its international presence.

     Selling, general and administrative expenses increased to $37.2 million or 16.8% of net revenues in 1999 compared to $36.3 million or 17.4% of net revenues for 1998. The increase in absolute dollars from 1998 was primarily due to increased travel, staffing and related expenses partially offset by decreased commissions to distributors. The Company expects that absolute levels of selling, general and administrative expenses will continue to increase in future periods.*

  Other Income (Expense)

     Interest and other income increased to $11.0 million in 2000 compared to $10.7 million in 1999 primarily due to $4.6 million of gains on the sale of investments, partially offset by lower average balances of cash and investments in 2000 compared to 1999. Interest income and other increased to $10.7 million in 1999 compared to $10.2 million in 1998 primarily due to higher average balances of cash and investments in 1999 compared to 1998. Interest and other expense increased to $3.2 million in 2000 compared to $1.5 million in 1999 primarily due to an outstanding line of credit facility in 2000. Interest expense and other decreased to $1.5 million in 1999 compared to $4.2 million in 1998 primarily due to lower average outstanding debt balances due to the repurchase of a significant portion of the Company's convertible subordinated notes.

  Income Tax Expense

     The Company provided $3.4 million for income taxes in 2000 on income before taxes, minority interest and extraordinary items of $12.8 million, for an effective tax rate of 26.6%. In 1999, the Company provided $14.6 million for income taxes on income before taxes, minority interest and extraordinary items of $51.6 million, for an effective tax rate of 28.3%. In 1998, the Company provided $9.8 million for income taxes on income before taxes and minority interest of $36.7 million, for an effective tax rate of 26.7%. The effective tax rates for 2000, 1999 and 1998 are less than the combined federal and state statutory rate primarily due to tax credits and lower foreign taxes.

  Extraordinary Item

     During 1998, the Company repurchased $63.5 million of the face value of the Company's 5.875% subordinated convertible notes due 2005 (the "notes") at 88.4% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $3.5 million, or $0.09 per diluted share, net of related income taxes of $2.4 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including C-Cube's ability to introduce new products and technologies on a timely basis, unanticipated problems in the performance of the Company's next generation or cost-reduced products, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, the ability to successfully introduce products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors, market acceptance of products of both C-Cube and its customers, compatibility of new products with emerging digital video standards, purchase commitments for customized components procured in advance of anticipated systems contracts, supply constraints for other components incorporated into its customers' products, credit risk for international customers not using letters of credit, fluctuations in foreign currency exchange rates to the U.S. dollar, the level of expenditures in manufacturing, research and development, and sales, general and administrative functions, and a recent trend of mergers and acquisitions creating larger competitors which may have established market share or greater financial or technical resources than the Company.*

     In addition, C-Cube's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics market, which has been extremely volatile in the past, and the digital satellite broadcast, cable and wireless cable markets, which are in an early stage, creating uncertainty with respect to product volume and timing. To the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. A significant portion of C-Cube's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

     The Company's dependence on the Chinese consumer electronics market has started to decline, and the Company believes it will either remain stable or continue to decline in the future, as growth in the encoder, digital satellite broadcast, non-linear editing, digital cable and wireless cable markets generate larger contributions to revenues.* Nevertheless, the substantial seasonality of sales in the consumer electronics market could impact the Company's revenues and net income. In particular, the Company believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which could result in relatively lower product demand during the second and third quarters of each year.* If in the future the geographic mix of the Company's sales shifts towards the U.S. and Europe, the Company would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these regions make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters.*

     As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

     The market price of the Company's common stock has fluctuated significantly since the merger/spin-off in May 2000. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as merger or acquisition activity, announcements of new products by the Company's or its competitors, quarterly fluctuations in the Company's financial results or other semiconductor or digital video networking companies' financial results, changes in analysts' estimates of the Company's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments decreased to $52.5 million at December 31, 2000 from $290.5 million at December 31, 1999. Working capital decreased to $30.9 million at December 31, 2000 from $283.8 million at December 31, 1999.

     The Company's operating activities provided cash of $17.2 million in 2000, compared to $40.2 million in 1999. This is primarily from a warrant issuance of $12.6 million and an increase in accrued liabilities of $12.0 million.

     In C-Cube's investing activities, sales and maturities of short-term investments provided cash of $173.1 million and purchases of short-term investments used cash of $3.0 million. The Company also used cash of $20.0 million to secure production capacity rights.

     Cash used by financing activities was $233.4 million, primarily due to the income tax paid on the spin-off of DiviCom using cash of $431.4 million, the tax benefit from employee stock transactions of $86.2 million, partially offset by $110.8 million provided by common stock issued under stock plans.

     As of December 31, 2000 the Company had a $27.0 million bank line of credit ($27.0 million outstanding at December 31, 2000) that expires on May 31, 2002. The first $6.0 million of borrowed funds bear interest at LIBOR plus 2.0% (8.4% at December 31, 2000), with additional borrowings bearing interest at the bank's prime rate (9.5% at December 31, 2000). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth and certain financial ratios and is collateralized by the current assets of the Company. At December 31, 2000, the Company was not in compliance with one of its covenants. The bank has waived compliance with this requirement for the fiscal year ended December 31, 2000.

     On January 4, 2001 the line of credit was revised. Under the terms of the revised line of credit agreement, $22.0 million bears interest at LIBOR plus 2% (8.4% as of January 4, 2001) and $5.0 million bears interest at the bank's prime rate (9.0% as of January 04, 2001), with all other loan terms remaining the same.

     As discussed earlier, C-Cube has a wafer production capacity agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC). In January 1999, the Company signed a second amendment to our agreement with TSMC which resulted in a refund to the Company of $11.7 million. In the fourth quarter of 1999, the Company entered into a wafer production capacity agreement with United Microelectronics Corporation, for which C-Cube paid a refundable deposit of $20.0 million in January 2000.

     Based on current plans and business conditions, the Company expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. In addition, the Company has considered and will continue to consider various possible transactions to secure additional foundry capacity, which could include, without limitation, equity investments in, prepayments to, non-refundable deposits with or loans to foundries in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships with foundries.

     On March 26, 2001 the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with LSI Logic Corporation ("LSI") and Clover Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of LSI. Under the terms of the Reorganization Agreement, Merger Sub will commence an exchange offer (the "Offer") to exchange 0.79 shares of common stock, par value $0.01 per share, of LSI (the "LSI Common Stock"), for each outstanding share of the Company's common stock, par value $0.001 per share. Holders of the Company's common stock tendering their shares in the Offer will receive cash in lieu of any fractional shares of LSI Common Stock to which they would otherwise be entitled. The consummation of the Offer is subject to, among other things, at least a majority of shares of the Company's common stock (including for purposes of the calculation of the majority of shares, certain outstanding options and warrants to purchase the Company's shares) being validly tendered and not withdrawn prior to the expiration of the Offer and the expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and applicable foreign antitrust laws. Pursuant to the Reorganization Agreement, following the completion of the Offer and the satisfaction or waiver of certain other conditions, Merger Sub will be merged into the Company (the "Merger") and C-Cube will be the surviving corporation. In the Merger, each outstanding share of the Company's common stock (other than shares held by the Company as treasury stock, by LSI or Merger Sub and by stockholders who perfect appraisal rights under Delaware law, which will be available if Merger Sub owns ninety percent (90%) or more of the outstanding shares of the Company's common stock following the consummation of the Offer) will be converted into the right to receive the same consideration as paid to the Company's stockholders who tendered their common stock in the Offer. In the event that a third party makes a proposal to acquire C-Cube or if the no solicitation provisions contained in the Reorganization Agreement are materially breached, and thereafter the Reorganization Agreement is terminated, under certain circumstances C-Cube will be required to pay a $33 million termination fee to LSI. The closing is anticipated to take place during the second quarter of 2001. Based on the closing price of LSI common stock on March 23, 2001, the last trading day prior to the announcement of the transaction, the transaction was valued at approximately $878 million. The transaction is expected to be accounted for under the purchase method of accounting and to qualify as a "tax-free" reorganization for federal income tax purposes.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 1, 2000. The adoption of SAB 101 did not have a material impact on the consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. The adoption of this statement did not have a material impact on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of U.S. government securities and debt securities with an average maturity of less than one year. The market value of this portfolio was $2.8 million at December 31, 2000. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from current levels at December 31, 2000, the fair value of the portfolio would not be affected materially. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.* The Company does not hedge any interest rate exposures.

     The Company has fixed rate long-term debt of approximately $1.3 million, and a hypothetical 10% increase or decrease in current interest rates from levels at December 31, 2000 would not have a material impact on the fair market value of this debt.

     Foreign Currency Exchange Risk. The Company enters into foreign exchange forward contracts to hedge certain economic exposures, balance sheet exposures and inter-company balances against future movements in the dollar/yen exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10% appreciation of the U.S. dollar from December 31, 2000 market rates would increase the unrealized value of the Company's forward contracts by $400,000. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2000 market rates would decrease the unrealized value of the Company's forward contracts by $400,000. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not be expected to have a material impact on future net income or cash flows.

     All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at December 31, 2000. Actual results may differ materially.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE OPERATED SOLELY AS A SEMICONDUCTOR BUSINESS UNTIL 1996, WHEN WE ACQUIRED THE DIVICOM BUSINESS. WE MAY INCUR LOSSES AS A RESULT OF OPERATING SOLELY AS A SEMICONDUCTOR BUSINESS AGAIN.

     Since acquiring the DiviCom business in 1996 and prior to the merger/spin-off in May 2000 our operations consisted of the semiconductor business and the DiviCom systems business. We alone cannot be sure that our operating results will not be adversely affected by the loss of one or more of the following attributes. The acquisition of DiviCom allowed us, among other things:

     - the ability to leverage the DiviCom business's expertise in areas related to our core competency in digital video compression;

     - increased sales of our products for set-top boxes and an increased understanding of customer systems requirements;

     - the opportunity to jointly develop various communications products;

     - the ability to combine the expertise of the two businesses to serve the digital video networking market;

     - the ability to more effectively enable and cost reduce end-to-end video networking solutions;

     - the added benefit of a larger market capitalization due to the addition of a systems business to a stand-alone semiconductor business; and

     - the added diversification of serving the digital video, semiconductor and communications systems markets.

     It is possible that since we are not able to provide a complete broadcast/set-top solution as we were able to do with the additional DiviCom products, these customers will seek to find a complete solution elsewhere. Any loss of the benefits provided by the combination with the DiviCom business could seriously harm our operating results which would negatively affect the value of your investment.

OUR OPERATING RESULTS HAVE VARIED SIGNIFICANTLY IN THE PAST AND ARE LIKELY TO VARY SIGNIFICANTLY IN THE FUTURE, AND OUR STOCK PRICE MAY DECLINE IF WE FAIL TO MEET THE EXPECTATIONS OF ANALYSTS AND INVESTORS.

     Our quarterly and annual operating results have been and will likely continue to be affected by a wide variety of factors that could have a negative effect on revenue and profitability. Factors that have negatively affected our operating results in the past include:

     - availability, cost and manufacturing yield of raw materials, chip manufacturing capacity, assembly capacity, packages and test capacity from our vendors;

     - competitive products and pressures on average selling prices on products supplied by us:

     - loss of strategic relationships in our markets;

     - delay in the emergence of new markets in which our products are used;

     - the level of expenditures for research and development, sales, administration and marketing needed to be successful in our markets; and

     - the level of orders which are received and can be shipped in any given quarter.

     In the future, our operating results could again be affected by one or more of these factors or a wide variety of other factors that have not had an adverse effect on us in the past.

     Further, a significant portion of our expenses are fixed and the timing of increases in expenses is based in large part on our forecast of future revenue. As a result, if revenue does not meet our expectations, we may be unable to quickly adjust expenses to levels appropriate to actual revenue. Any of the above factors could have an adverse effect on our operating results.

IF SYSTEMS MANUFACTURERS DO NOT ACCEPT OUR PRODUCTS OR IF NEW MARKETS FOR OUR PRODUCTS DO NOT EMERGE, OUR PRODUCTS COULD BECOME OBSOLETE AND UNMARKETABLE OR REQUIRE US TO REDESIGN OUR PRODUCTS, WHICH COULD BE COSTLY AND TIME-CONSUMING.

     To date, we have derived substantially all of our product revenue from:

     - sales of products for video playback and karaoke;

     - video cards for computers and direct broadcast satellite applications;

     - sales of products for development;

     - trials and early deployment of broadcast; and

     - other applications that are not yet commercially available or are not yet in volume production.

     If we are unable to generate increased revenue from new opportunities for digital video compression in the consumer electronics, computer and communications markets or if systems manufacturers do not accept out products, our results of operation would be harmed. Some of the potential new markets for the compression of digital video into a more compact form, which provides significant storage and transmission efficiencies, would require extensive communications infrastructures that are not yet in place and that would likely be expensive and heavily regulated by governmental entities. These new markets may never materialize or they might not materialize for some time.

IF CHIP SUPPLIERS AND SUBCONTRACTORS ON WHICH WE DEPEND DO NOT PERFORM, WE WILL NOT BE ABLE TO FILL ORDERS FOR OUR PRODUCTS.

     All of our products are currently manufactured to our specifications by independent chip manufacturers called foundries, and we subcontract to third parties assembly, test and packaging. If these chip suppliers on which we depend are unable to provide us with the chips we need to fill orders for our products, our results of operations could suffer. Although we primarily use three foundries to manufacture our products, the majority of our products are produced by only one of the foundries and we are therefore dependent on a single foundry for many of our products. This dependence on single foundries subjects us to risks associated with an interruption in supply from any such foundry.

     Furthermore, we obtain semiconductor chip manufacturing capacity through forecasts that are generated many months in advance of expected delivery dates and are binding. Our ability to obtain the capacity necessary to meet the future demand for our products is based on our ability to accurately forecast such future demand. If we fail to accurately forecast future demand, we may be unable to timely obtain an adequate supply of chips necessary to manufacture the number of products required to satisfy the actual demand.

COMPETITION IN THE SEMICONDUCTOR INDUSTRY IS INTENSE. IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR, AND/OR THE PRICES OF, OUR PRODUCTS MAY DECLINE.

     The market for our products is intensely competitive and characterized by declining average selling prices and rapid technological change. Though we have always faced competition, we may be less able to react quickly to competitive threats without the added benefits of joint research and development and more financial stability that we enjoyed through our combination with DiviCom. We will continue to compete with our principal competitors including:

     - Philips,

     - ST-Microelectronics,

     - Texas Instruments,

     - ESS Technology,

     - Sony,

     - NEC,

     - Matsushita Electric Industrial Company,

     - Zoran, and

     - IBM Microelectronics.

WE DERIVE MUCH OF OUR PRODUCT REVENUE FROM SALES TO EMERGING GLOBAL MARKETS. WITHOUT THE DIVICOM BUSINESS DIVERSIFICATION, OUR BUSINESS MIGHT BE MORE SUSCEPTIBLE TO FLUCTUATIONS IN EMERGING MARKET ECONOMIES.

     Prior to our spin-off in May 2000, we derived a substantial portion of our revenue from sales of our video compact disc products in China. Without DiviCom's growth in sales to Europe and the United States, our sales growth is less geographically diversified which may limit our ability to offset the effect of downturns in emerging global markets on our results of operations which might have a negative effect on our results of operations. We expect that revenue from video compact disc products will decrease as a percentage of total revenue, but continue to account for a significant portion of our product revenue in 2001.

WE MAY EXPERIENCE DIFFICULTY ATTRACTING AND RETAINING QUALITY EMPLOYEES WHICH MAY HURT OUR ABILITY TO OPERATE OUR BUSINESS EFFECTIVELY.

     Our ability to maintain our competitive technological position will depend, in large part, on our ability to attract and retain highly qualified technical and managerial personnel. Our combination with the DiviCom business resulted in faster growth and greater scale for us. After the merger/spin-off in May 2000, without the benefits of a combined business, we may not experience the same success attracting quality employees. Competition for qualified personnel is intense, especially in Silicon Valley where our headquarters is located. Lack of success in attracting qualified employees could lead to lower than expected operating results, delays in the introduction of new products and a negative effect on our ability to support customers.

SEASONAL TRENDS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     A significant portion of our sales revenue comes from the consumer and communications markets, both of which are characterized by seasonal sales. Both markets tend to experience higher sales in the third and fourth calendar quarters due to holiday purchases by system manufacturing and relatively less strong sales in the first and second calendar quarters. Though seasonality affects us less and less due to diversified product lines, seasonal trends may still cause our operating results to fluctuate which may have an adverse effect on our stock price.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES COULD USE OUR INTELLECTUAL PROPERTY WITHOUT OUR CONSENT.

     Our products are primarily based on technology that was developed internally which we protect through a combination of patents, copyrights and trade secret law, confidentiality procedures and licensing arrangements. Our operating results depend, in part, on our ability to protect our technology. Unauthorized parties may attempt to obtain and use our proprietary information which might negatively affect the value of our stock. Policing unauthorized use of our proprietary information is difficult, and we do not know whether the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES.

     International revenue has accounted for a significant portion of our net revenue in the past, and we believe that international revenue will continue to account for a significant portion of net revenue. Our success will depend in part upon our ability to manage international marketing and sales operations and manufacturing relationships. Our international manufacturing and sales are subject to risks inherent in international transactions. For example, China is a substantial market for consumer electronics products. As a result, any political or economic instability in China could significantly reduce demand for products from various of our major customers. Another example is the earthquake in Taiwan during the third quarter of 1999. The earthquake only caused minimal damage at the chip manufacturing facilities used by us however, factors such as these or any number of other factors specific to international transactions could have a material and adverse effect on our international sales and operations, which, in turn, could adversely affect our overall business, operating results and financial condition.

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

     Our historical financial information shown in our audited financial statements do not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of merger/spin-off May 2000, including changes in our employee base, changes in our legal structure, increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a public, stand-alone company.

OUR OPERATING RESULTS WOULD SUFFER IF WE WERE FORCED TO DEFEND AGAINST A PROTRACTED INFRINGEMENT CLAIM OR IF A THIRD PARTY WERE AWARDED SIGNIFICANT DAMAGES.

     There is a substantial risk of litigation regarding intellectual property rights in the semiconductor industry. A successful claim of patent or other technology infringement against us and our failure or inability to license the infringed or similar technology could harm our business. Any claims, with or without merit, could:

     - be time-consuming and costly to defend;

     - divert management's attention and resources;

     - cause delays in delivering products;

     - require the payment of monetary damages which may be tripled if the infringement is found to be willful;

     - result in an injunction which would prohibit us from offering a particular product; and

     - require us to enter into royalty or licensing agreements which may not be available on acceptable terms.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT RESULT IN INCREASED DEBT, ASSUMPTION OF LIABILITIES AND OTHER MANAGERIAL CHALLENGES THAT MAY RESULT IN A NEGATIVE EFFECT ON OPERATIONS.

     As part of our overall strategy to enhance or accelerate our product development efforts, we may acquire or invest in complementary companies, products or technologies or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

     - the difficulty or assimilating the operations and personnel of the combined companies;

     - the potential disruption of our ongoing business;

     - the inability to retain key technical and managerial personnel;

     - the inability of management to maximize our financial and strategic position through the successful integration of the acquired business, decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets, dilution of existing equity holders, difficulty in maintaining controls, procedures and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel.

     We may not be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investment or joint ventures. These transactions may have an adverse effect on our business, financial condition and results of operations.

OUR DIRECTORS AND EXECUTIVE OFFICERS MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR OWNERSHIP OF HARMONIC COMMON STOCK.

     Some of our directors and executive officers have a substantial amount of their personal financial portfolios in Harmonic common stock and options to purchase Harmonic common stock. Ownership of Harmonic common stock by our directors and officers could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Harmonic and us. Specifically, these directors and officers might take action in their own self interest that might not be the best possible action from our perspective.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS.

     Various provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a third party to gain control of us, even if a change in control might be beneficial to our stockholders. This could adversely affect the market price of the common stock. These provisions include:

     - the elimination of the right stockholders to act by written consent;

     - the elimination of the right of stockholders to call special meetings of the stockholders;

     - the creation of a staggered board of directors; and

     - the ability of the board of directors to designate and issue preferred stock without stockholder consent.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at some of our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as our principal facilities are located in California.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Financial Statements:
  Independent Auditors' Report..............................   31
  Consolidated Balance Sheets at December 31, 2000 and
     1999...................................................   32
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................   33
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2000, 1999 and 1998...   34
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................   35
  Notes to Consolidated Financial Statements................   36
Financial Statement Schedule:
  Independent Auditors' Report..............................   63
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................   64

     All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of C-Cube Microsystems Inc.:

     We have audited the accompanying consolidated balance sheets of C-Cube Microsystems Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C-Cube Microsystems Inc. at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California
January 18, 2001
(March 26, 2001 as to Note 18)

                            C-CUBE MICROSYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                   PAR VALUE AMOUNTS)
Current assets:
  Cash and equivalents......................................    $ 49,736        $123,145
  Short-term investments....................................       2,798         167,403
  Accounts receivable, net of allowances: 2000 -- $4,068,
     1999 -- $8,737.........................................      23,273          12,516
  Inventories...............................................      17,505           8,966
  Other current assets......................................      21,620          17,395
                                                                --------        --------
          Total current assets..............................     114,932         329,425
Property and equipment -- net...............................      17,908          20,355
Production capacity rights..................................      23,560           4,985
Distribution rights -- net..................................       1,153           1,318
Purchased technology -- net.................................       1,466           2,307
Deferred taxes..............................................      62,519           2,871
Other assets................................................       1,021           1,526
Net assets of discontinued operations.......................          --         101,157
                                                                --------        --------
          Total.............................................    $222,559        $463,944
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 19,435        $ 24,138
  Other accrued liabilities.................................      29,979          17,925
  Income taxes payable......................................       5,863           2,855
  Current portion of long-term obligations..................      28,744             727
                                                                --------        --------
          Total current liabilities.........................      84,021          45,645
Long-term obligations.......................................       1,299          18,846
                                                                --------        --------
          Total liabilities.................................      85,320          64,491
Minority interest in subsidiary.............................         543             471
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000 shares
     authorized.............................................          --              --
  Common stock, $0.001 par value, 200,000 shares authorized;
     shares outstanding: 2000 -- 49,717, 1999 -- 42,441.....     136,209         323,756
  Accumulated other comprehensive loss......................      (1,757)         (2,014)
  Retained earnings.........................................       2,244          77,240
                                                                --------        --------
          Total stockholders' equity........................     136,696         398,982
                                                                --------        --------
          Total.............................................    $222,559        $463,944
                                                                ========        ========

                See notes to consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Net revenues................................................  $265,049   $222,148   $209,082
                                                              --------   --------   --------
Costs and expenses:
  Cost of product revenues..................................   119,581     88,235     85,751
Research and development:
  Research and development..................................    59,553     54,260     52,823
  Warrant issuance..........................................    12,632         --         --
Selling, general and administrative:
  Selling, general and administrative.......................    47,516     37,238     36,312
  Stock-based compensation and merger/spin-off related
     payroll taxes..........................................    20,827         --         --
                                                              --------   --------   --------
          Total.............................................   260,109    179,733    174,886
                                                              --------   --------   --------
Income from operations......................................     4,940     42,415     34,196
Other income................................................     7,863      9,229      2,488
                                                              --------   --------   --------
Income before minority interest and extraordinary item......    12,803     51,644     36,684
Income tax expense..........................................     3,407     14,550      9,806
                                                              --------   --------   --------
Income before minority interest and extraordinary item......     9,396     37,094     26,878
Minority interest in net income (loss) of subsidiary........        72        442       (337)
                                                              --------   --------   --------
Income before extraordinary item............................     9,324     36,652     27,215
Extraordinary gain on repurchase of convertible notes (net
  of tax)...................................................        --         --      3,494
                                                              --------   --------   --------
Income from continuing operations...........................     9,324     36,652     30,709
                                                              --------   --------   --------
Discontinued operations:
  Income (loss) from discontinued operations of DiviCom (net
     of tax)................................................   (10,087)    20,626     15,580
  Loss on disposal of DiviCom (net of tax)..................    (6,190)        --         --
                                                              --------   --------   --------
Net income (loss)...........................................  $ (6,953)  $ 57,278   $ 46,289
                                                              ========   ========   ========
Basic earnings per share:
  Income from continuing operations before extraordinary
     item...................................................  $   0.20   $   0.92   $   0.73
  Extraordinary item (net of tax)...........................        --         --       0.09
                                                              --------   --------   --------
  Income from continuing operations.........................      0.20       0.92       0.82
                                                              --------   --------   --------
  Income (loss) from discontinued operations (net of tax)...     (0.22)      0.52       0.42
  Loss on disposal of DiviCom (net of tax)..................     (0.13)        --         --
                                                              --------   --------   --------
  Income (loss) from discontinued operations................     (0.35)      0.52       0.42
                                                              --------   --------   --------
  Net income (loss) per share...............................  $  (0.15)  $   1.44   $   1.24
                                                              ========   ========   ========
Diluted earnings per share:
  Income from continuing operations before extraordinary
     item...................................................  $   0.17   $   0.84   $   0.72
  Extraordinary item (net of tax)...........................        --         --       0.09
                                                              --------   --------   --------
  Income from continuing operations.........................      0.17       0.84       0.81
                                                              --------   --------   --------
  Income (loss) from discontinued operations (net of tax)...     (0.19)      0.46       0.38
  Loss on disposal of DiviCom (net of tax)..................     (0.11)        --         --
                                                              --------   --------   --------
  Income (loss) from discontinued operations................     (0.30)      0.46       0.38
                                                              --------   --------   --------
  Net income (loss) per share...............................  $  (0.13)  $   1.30   $   1.19
                                                              ========   ========   ========
Shares used in computation:
  Basic.....................................................    47,503     39,891     37,382
                                                              ========   ========   ========
  Diluted...................................................    53,853     44,571     40,754
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               ACCUMULATED
                                                          COMMON STOCK            OTHER         RETAINED
                                                       -------------------    COMPREHENSIVE     EARNINGS
                                                       SHARES     AMOUNT           LOSS         (DEFICIT)      TOTAL
                                                       ------    ---------    -------------     ---------    ---------
                                                                              (IN THOUSANDS)
BALANCES, DECEMBER 31, 1997..........................  36,787    $ 203,728       $(1,939)       $(26,327)    $ 175,462
                                                       ------    ---------       -------        --------     ---------
Components of comprehensive income:
  Net income.........................................                                             46,289        46,289
  Accumulated translation adjustments................                                 41                            41
  Unrealized loss on investments.....................                                (57)                          (57)
                                                                                                             ---------
        Total comprehensive income...................                                                           46,273
Common stock issued under stock plans................  1,474        20,111                                      20,111
Tax benefit from employee stock transactions.........                1,426                                       1,426
                                                       ------    ---------       -------        --------     ---------
BALANCES, DECEMBER 31, 1998..........................  38,261      225,265        (1,955)         19,962     $ 243,272
                                                       ------    ---------       -------        --------     ---------
Components of comprehensive income:
  Net income.........................................                                             57,278        57,278
  Accumulated translation adjustments................                                202                           202
  Unrealized loss on investments.....................                               (261)                         (261)
                                                                                                             ---------
        Total comprehensive income...................                                                           57,219
Common stock issued under stock plans................  4,119        67,740                                      67,740
Tax benefit from employee stock transactions.........               28,938                                      28,938
Conversion of convertible debt into common stock.....     61         1,813                                       1,813
                                                       ------    ---------       -------        --------     ---------
BALANCES, DECEMBER 31, 1999..........................  42,441      323,756        (2,014)         77,240     $ 398,982
                                                       ------    ---------       -------        --------     ---------
Components of comprehensive income (loss):
  Net loss...........................................                                             (6,953)       (6,953)
  Accumulated translation adjustments................                               (628)                         (628)
  Unrealized gain on investments.....................                                885                           885
                                                                                                             ---------
        Total comprehensive income (loss)............                                                           (6,696)
Conversion of convertible debt into common stock.....               17,026                                      17,026
Tax benefit from employee stock transactions.........               86,174                                      86,174
Common stock issued under stock plans................  7,276       110,775                                     110,775
Proceeds from sale of non-voting common stock........  9,391         9,391                                       9,391
Warrant issuance.....................................               12,632                                      12,632
Accelerated vesting of stock options.................               17,170                                      17,170
Transfer of net assets to Harmonic...................              (33,114)                      (68,043)     (101,157)
Additional cash transferred to Harmonic..............              (34,775)                                    (34,775)
Income tax paid on spin-off of DiviCom...............             (431,370)                                   (431,370)
Deferred tax asset related to increase in tax basis
  on spin-off of DiviCom.............................               58,544                                      58,544
                                                       ------    ---------       -------        --------     ---------
BALANCES, DECEMBER 31, 2000..........................  49,717    $ 136,209       $(1,757)       $  2,244     $ 136,696
                                                       ======    =========       =======        ========     =========

                See notes to consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  (6,953)   $  57,278    $  46,289
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Extraordinary gain on repurchase of convertible notes...         --           --       (3,494)
    Gain from sale of marketable securities.................     (4,607)         (33)          --
    Minority interest in subsidiary.........................         72          443         (337)
    Depreciation and amortization...........................     13,001       15,733       16,306
    Deferred income taxes...................................     (2,009)      (7,834)       8,633
    Warrant issuance........................................     12,632           --           --
    Compensation expense recorded on accelerated vesting of
      stock options.........................................     17,170           --           --
    Changes in assets and liabilities:
      Receivables...........................................    (10,887)      (3,054)      10,190
      Inventories...........................................     (8,585)        (692)        (145)
      Prepaid and other assets..............................    (10,783)        (568)      (2,209)
      Accounts payable......................................     (4,514)      12,929        5,460
      Income taxes payable..................................      3,215       (8,993)       9,646
      Deferred contract revenue.............................         --       (1,731)       1,731
      Accrued liabilities...................................     12,028        5,782        4,664
                                                              ---------    ---------    ---------
    Net cash provided (used) by operating activities........      9,780       69,260       96,734
    Net cash provided (used) by discontinued operations.....      7,455      (29,067)     (14,463)
                                                              ---------    ---------    ---------
    Net cash provided by operating activities...............     17,235       40,193       82,271
                                                              ---------    ---------    ---------
Cash flows from investing activities:
    Sales and maturities of short-term investments..........    173,109      203,174       51,736
    Purchases of short-term investments.....................     (3,011)    (269,060)    (104,447)
    Capital expenditures....................................     (6,799)     (17,435)     (14,832)
    Production capacity rights..............................    (20,000)      11,700           --
    Other assets............................................         85       (3,244)        (211)
                                                              ---------    ---------    ---------
    Net cash provided (used) by investing activities........    143,384      (74,865)     (67,754)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Bank borrowings...........................................     40,000           --       39,541
  Repayment of bank borrowings..............................    (13,000)          --      (39,541)
  Loan from Harmonic........................................    117,980           --           --
  Repayment of Harmonic loan................................   (117,980)          --           --
  Payment of purchase consideration.........................         --           --       (1,125)
  Payments of capital lease obligations.....................       (564)        (295)        (387)
  Repurchase of convertible subordinated notes..............        (10)      (3,271)     (56,099)
  Additional cash transferred to Harmonic...................    (34,775)          --           --
  Tax benefit from employee stock transactions..............     86,174           --           --
  Proceeds from sale of non-voting stock....................      9,391           --           --
  Income tax paid on spin-off of DiviCom....................   (431,371)          --           --
  Common stock issued under stock plans.....................    110,775       67,740       20,111
                                                              ---------    ---------    ---------
  Net cash provided (used) by financing activities..........   (233,380)      64,174      (37,500)
                                                              ---------    ---------    ---------
Exchange rate impact on cash and equivalents................       (648)         463         (331)
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and equivalents.............    (73,409)      29,965      (23,314)
Cash and equivalents, beginning of period...................    123,145       93,180      116,494
                                                              ---------    ---------    ---------
Cash and equivalents, end of period.........................  $  49,736    $ 123,145    $  93,180
                                                              =========    =========    =========
Supplemental schedule of noncash investing and financing
  activities:
  Equipment acquired under lease............................  $   1,251    $   1,133    $     861
  Conversion of convertible debt into common stock..........     17,026        1,813           --
  Transfer of net assets to Harmonic........................    101,157           --           --
  Deferred tax asset related to increase in tax basis on
    spin-off of DiviCom.....................................     58,544           --           --
  Cash paid during the period for:
    Interest................................................  $   2,087    $   1,484    $   4,410
    Income taxes............................................     38,957       13,199        1,092

                See notes to consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     C-Cube Microsystems Inc. (the "Company" or "C-Cube") was founded in July 1988. The Company operates as a leading provider of both digital video semiconductor solutions that implement international standards for digital video, including MPEG-1 and MPEG-2.

     C-Cube entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc. on December 9, 1999. In accordance with this agreement, on May 2, 2000, C-Cube's semiconductor division was spun-off into an independent company, C-Cube Semiconductor Inc., and on May 3, 2000, C-Cube Microsystems Inc., consisting primarily of its DiviCom division, was merged with Harmonic Inc. C-Cube Semiconductor Inc. was then renamed C-Cube Microsystems Inc. (the "Company" or "C-Cube") with the approval of Harmonic, Inc., to maintain customer continuity and the brand identity of C-Cube's semiconductor products. The transaction was accounted for as if the semiconductor division were the continuing entity. Accordingly, as required by Accounting Principles Board Opinion No. 30 and Emerging Issues Task Force Issue No. 95-18, the results of operations of the Semiconductor division (the continuing entity) are reported separately from the results of operations of the DiviCom division (the discontinued entity). The results of operations in prior periods have been restated and certain prior period amounts have been reclassified to conform to the current period presentation. These restatements and reclassifications had no effect on net income or stockholders' equity.

CONSOLIDATION

     The consolidated financial statements include the Company, its wholly owned subsidiaries and C-Cube Japan, Inc. (a 65% owned Japanese subsidiary) after elimination of intercompany accounts and transactions.

CASH AND EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid debt instruments purchased with an original maturity of three months or less are classified as cash equivalents.

     Management determines the classification of debt and equity securities at the time of purchase and reevaluates the classification at each balance sheet date. Short-term investments are classified as available-for-sale when the Company generally has the ability and intent to hold such securities to maturity, but, in certain circumstances, may potentially dispose of such securities prior to their maturity to implement management strategies. Securities available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. All available-for-sale securities are classified as current assets.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs which approximate actual cost on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of three years. Equipment under capital leases are amortized over the shorter of their estimated useful lives or three years. Leasehold improvements are amortized over the lease term.

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     The Company records product sales to customers and distributors at the time of shipment. Certain of the Company's agreements with its distributors permit limited stock rotation and provide for price protection. Allowances for returns and adjustments, including price protection, are provided at the time sales are recorded.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 1, 2000. The adoption of SAB 101 did not have a material impact on the consolidated financial statements.

RESEARCH AND DEVELOPMENT

     Research and development expenses include costs and expenses associated with the development of the Company's design methodology and the design and development of new products, including initial nonrecurring engineering and product verification charges from foundries. Research and development is expensed as incurred.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which prescribes the use of the asset and liability approach whereby deferred tax liabilities and assets are calculated for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating loss and tax credit carryforwards.

ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments include cash equivalents, short-term investments and a promissory note. Cash equivalents and short-term investments are stated at fair value based on quoted market prices. The estimated fair value of all other financial instruments at December 31, 2000 and 1999 was not materially different from the values presented in the consolidated balance sheets.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, accounts receivable and financial instruments used in hedging transactions. By policy, the Company places its investments only with financial institutions meeting its credit guidelines and, other than U.S. Government Treasury instruments, limits the amounts invested in any one institution or in any type of instrument. Almost all of the Company's accounts receivable are derived from sales to manufacturers and distributors in the consumer electronics industry. The Company performs ongoing credit evaluations of its customers' financial condition and manages its exposure to losses from bad debts by

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. At December 31, 2000, 33% and 17% of the Company's accounts receivables were from two customers. No other customers accounted for more than 10% of accounts receivable. At December 31, 1999, three customers accounted for greater than 10% of accounts receivable and were 18%, 12% and 12% of the balance.

     The geographic distribution of receivables is as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Europe......................................................   49%     38%
Asia (excluding Japan)......................................   24      25
Japan.......................................................   12      29
North America...............................................   15       8
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

FOREIGN CURRENCY TRANSLATION

     The functional currency of C-Cube Japan is the Japanese yen. Accordingly all assets and liabilities of C-Cube Japan are translated at the current exchange rate at the end of the period and revenues and costs at average exchange rates in effect during the period. Gains and losses from foreign currency translation are recorded as a separate component of stockholders' equity.

FORWARD EXCHANGE CONTRACTS

     In the normal course of business, the Company has exposure to foreign currency fluctuations arising from foreign currency purchases and inter-company sales, among other things. The Company enters into forward exchange contracts to neutralize the impact of foreign currency fluctuations on assets and liabilities. Gains and losses on forward exchange contracts and the related receivables are recorded in other income. The costs of entering into such contracts are not material to the Company's financial results. The fair value of exchange contracts is determined by obtaining quoted market prices of comparable contracts at the balance sheet date, adjusted by interpolation where necessary for maturity differences. The Company's risk in these contracts is the cost of replacing, at current market rates, these contracts in the event of default by the other party. These contracts are executed with creditworthy financial institutions and are denominated in the currency of major industrial nations.

     At December 31, 2000, the Company had $3.9 million of outstanding foreign exchange contracts to sell Japanese yen. The estimated fair values of these contracts at December 31, 2000 were not materially different from the net carrying values. These contracts mature through January 2001. Unrealized gains on forward exchange contracts at December 31, 2000 were not material.

     At December 31, 1999, the Company had $3.1 million of outstanding foreign exchange contracts to sell Japanese yen, $1.5 million of outstanding foreign exchange contracts to sell Great Britain pounds and $0.2 million of outstanding foreign exchange contracts to sell French francs. The estimated fair values of these contracts at December 31, 1999 were not materially different from the net carrying values. These contracts matured through January 2000. Unrealized gains on forward exchange contracts at December 31, 1999 were not material.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. The adoption of this statement did not have a material impact on the consolidated financial statements.

INTANGIBLES

     The Company amortizes distribution rights over 15 years and other intangible assets over 5 years. The Company reviews intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangibles and other long-lived assets is measured by comparison of its carrying amount to future net cash flows the intangibles and other long-lived assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the intangible or other long-lived asset exceeds its fair market value, as determined by discounted cash flows using a discount rate reflecting the Company's average cost of funds.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." In connection with the merger and spin-off, the Company recorded stock-based compensation expense, within selling, general and administrative, of $15.5 million related to the accelerated vesting of options for certain employees of the Company.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

NOTE 2. DISCONTINUED OPERATIONS

     The results of discontinued operations are presented on two line items on the face of the Consolidated Statements of Income. For the current year, loss from operations of DiviCom represents the net loss of DiviCom operations through the date of merger of $10.1 million. Revenues and taxes for this period were $36.8 million and $6.8 million, respectively. For the year ended December 31, 1999 revenues and taxes were $185.5 million and $10.2 million. Revenues and taxes for the year ended December 31, 1998 were $142.7 million and $9.1 million respectively. Loss on disposal of DiviCom of $6.2 million includes direct costs, net of taxes, associated with the merger/spin-off transactions that were incurred by the Company.

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 3. SHORT-TERM INVESTMENTS

     Short-term investments are $2.8 million as of December 31, 2000 and $167.4 million as of December 31, 1999, including the following available-for-sale securities.

                                                       UNREALIZED    UNREALIZED
                                          AMORTIZED     HOLDING       HOLDING       MARKET
                                            COST         GAINS         LOSSES       VALUE
                                          ---------    ----------    ----------    --------
                                                           (IN THOUSANDS)
DECEMBER 31, 2000:
  U.S. government agencies..............  $  1,960        $ 40         $  --       $  2,000
  Debt securities.......................       506          --            (1)           505
  Corporate stock.......................        50         243            --            293
                                          --------        ----         -----       --------
          Total short-term
            investments.................  $  2,516        $283         $  (1)      $  2,798
                                          ========        ====         =====       ========
DECEMBER 31, 1999
  Commercial paper......................  $ 87,368        $  3         $ (61)      $ 87,310
  Municipal bonds.......................    36,552           4          (202)        36,354
  U.S. government agencies..............    23,397           1          (101)        23,297
  Corporate bonds.......................    20,564          --          (122)        20,442
                                          --------        ----         -----       --------
          Total short-term
            investments.................  $167,881        $  8         $(486)      $167,403
                                          ========        ====         =====       ========

     As of December 31, 2000, all of the Company's debt investments had remaining maturities of one year or less.

NOTE 4. INVENTORIES

     Inventories consist of:

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
                                                             (IN THOUSANDS)
Raw materials.............................................  $ 7,213    $1,238
Work-in-process...........................................    1,130     3,563
Finished goods............................................    9,162     4,165
                                                            -------    ------
          Total...........................................  $17,505    $8,966
                                                            =======    ======

NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Equipment under capital lease..........................  $  4,472    $  1,230
Machinery and equipment -- principally computers.......    44,863      47,766
Furniture and fixtures.................................     5,845       3,823
Leasehold improvements.................................     6,664       7,548
                                                         --------    --------
          Total........................................    61,844      60,367
Accumulated depreciation and amortization..............   (43,936)    (40,012)
                                                         --------    --------
Property and equipment -- net..........................  $ 17,908    $ 20,355
                                                         ========    ========

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 6. PRODUCTION CAPACITY RIGHTS

     In the fourth quarter of 1999, the Company signed a production capacity agreement with United Microelectronics Corporation (UMC) to provide chip production capacity in the years 2000 to 2002, for which it paid a $20.0 million refundable payment in January 2000, classified as non-current asset. This deposit earns interest at 4% per year, allows for certain discounts on purchased capacity based upon the quantities purchased and is refundable after 90 days notice by the Company. The agreement does not commit the Company to purchase chips, but does guarantee the availability of a set capacity of chips at "not to exceed" prices.

     In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to the Company at specified prices and required the Company to make two advance payments totaling $49.0 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. In January 1999, the Company signed a second amendment to its agreement with TSMC which resulted in a refund to the Company of $11.7 million and an extension of the term of the agreement to 2003. Advance payments associated with wafer production capacity rights are amortized over the shorter of the contract period or the actual delivery of wafers in relation to the minimum number of wafers to be purchased under the agreement. At December 31, 2000, remaining production capacity rights were $5.7 million, of which $2.1 million was included in other current assets and $3.6 million was classified as a non-current asset.

NOTE 7. LINE OF CREDIT

     As of December 31, 2000 the Company had a $27.0 million bank line of credit ($27.0 million outstanding at December 31, 2000) that expires on May 31, 2002. The first $6.0 million of borrowed funds bear interest at LIBOR plus 2.0% (8.4% at December 31, 2000), with additional borrowings bearing interest at the bank's prime rate (9.5% at December 31, 2000). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth and certain financial ratios and is collateralized by the current assets of the Company. At December 31, 2000, the Company was not in compliance with one of its covenants. The bank has waived compliance with this requirement for the fiscal year ended December 31,2000.

     On January 4, 2001 the line of credit was revised. Under the terms of the revised line of credit agreement, $22.0 million bears interest at LIBOR plus 2% (8.4% as of January 4, 2001) and $5.0 million bears interest at the bank's prime rate (9.0% as of January 04, 2001), with all other loan terms remaining the same.

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 8. LONG-TERM OBLIGATIONS

     Long-term obligations consist of :

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Bank line of credit.........................................  $ 27,000    $    --
Convertible notes (see below)...............................        --     17,570
Capital lease obligations (see Note 9)......................     2,381      1,382
Other long-term obligations.................................       662        621
                                                              --------    -------
                                                                30,043     19,573
Current portion.............................................   (28,744)      (727)
                                                              --------    -------
Long-term portion...........................................  $  1,299    $18,846
                                                              ========    =======

     In November 1995, the Company completed a public debt offering of $86.3 million of convertible subordinated notes (the "notes") that matured in 2005. Interest was payable semi-annually at 5.875% per annum. The notes became convertible at the option of the note holders into the Company's common stock at an initial conversion price of $30.70 per share, subject to adjustment. Beginning in November 1997, the notes became redeemable at the option of the Company at an initial redemption price of 104.7% of the principal amount.

     During 2000 all note holders elected the option to convert their notes into shares of the Company's common stock at a price of $30.70. The price was equivalent to 103.5% of the principal amount. The loss on conversion of the notes was not material to the Company.

     During 1999, the Company repurchased $3.4 million of the notes at 95.5% of the principal amount, with accrued interest to the date of repurchase.

     During 1998, the Company repurchased $63.5 million of the face value of the notes at 88.4% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $3.5 million, or $0.09 per diluted share, net of related income taxes of $2.4 million.

NOTE 9. COMMITMENTS AND CONTINGENCIES

     Equipment with a cost of $6.2 million and $5.0 million and accumulated depreciation of $2.8 million and $0.8 million was leased under capital leases at December 31, 2000 and 1999, respectively. In addition, the Company rents office and research facilities under operating lease agreements that expire through July 2007.

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Future minimum annual operating and capital lease commitments at December 31, 2000 are as follows:

                                                           OPERATING    CAPITAL
                                                           ---------    -------
                                                              (IN THOUSANDS)
2001.....................................................     4,610       1,620
2002.....................................................     4,150         743
2003.....................................................     4,016         114
2004.....................................................     3,853          --
2005.....................................................     3,312          --
Thereafter...............................................     2,393          --
                                                            -------     -------
Total minimum lease payments.............................   $22,334       2,477
                                                            =======
Amount representing interest.............................                   (96)
                                                                        -------
Present value of minimum lease payments..................                 2,381
Current portion..........................................                (1,697)
                                                                        -------
Long-term portion........................................               $   684
                                                                        =======

     Rent expense for operating leases was approximately $3.6 million, $3.0 million and $2.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has been named as a defendant in a securities class-action complaint filed in the United States district court for the northern district of California. The plaintiffs in this action purport to represent the class of all persons who purchased common stock between January 19th, 2000 and May 3, 2000 in the entity then known as C-Cube Microsystems (see Note 1). The complaint alleges that the Company is liable for the acts and statements for the entity known as C-Cube Microsystems prior to May 3, 2000 even though the Company did not legally exist prior to May 3, 2000. This case is in its early stages and the Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously.

     From time-to-time the Company is party to certain litigation or legal claims. Management has reviewed all pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial position or results of operations.

NOTE 10. STOCKHOLDERS' EQUITY

  Preferred Stock

     The number of shares of preferred stock authorized to be issued is 10,000,000 with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2000, no shares of preferred stock had been issued.

  Common Stock

     The Company has authorized 25,450,000 shares of its common stock for issuance to founders, employees and others as designated by the Board of Directors through the Company's stock option plans or through stock purchase agreements.

  Warrant issuance

     On February 10, 2000, C-Cube entered into a Securities Purchase Agreement ("Agreement") with Thomson Multimedia S.A., a French societe anonyme, whereby, on May 8, 2000, C-Cube issued and sold to Thomson 474,747 shares of non-voting common stock at a price of $19.78 per share and issued to Thomson a

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

warrant to purchase 949,494 shares of common stock. The warrants were fully vested upon issuance and will become exercisable at a price of $19.78 per share one week prior to the expiration date of May 8, 2007, or in part prior to the expiration date upon the achievement of certain milestones. The Company calculated the fair value of the warrants using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life, 7 years; stock volatility, 69%; risk-free interest rate, 6.82%, and no dividends during the expected term. The Company recorded a charge, within research and development, of $12.6 million in the second quarter of 2000.

  Employee Stock Option Plans

     The Company's stock option plans (the "Plans") authorize the issuance of 25,000,000 shares of common stock (included in the 25,450,000 authorized shares discussed above) for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors, contractors and consultants. Under the Plans, options are generally granted at fair value at the date of grant. Such options become exercisable over periods of one to five years and expire up to 10 years from the grant date.

     Option activity under the Plans was as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                NUMBER       EXERCISE
                                                               OF SHARES      PRICE
                                                              -----------    --------
Outstanding, December 31, 1997 (3,699,655 exercisable at a
  weighted average price of $12.93).........................   11,914,546      17.80
Granted (weighted average fair value of $11.82).............    5,416,528      18.60
Exercised...................................................   (1,250,803)    (13.14)
Canceled....................................................   (1,861,978)    (19.95)
                                                              -----------     ------
Outstanding, December 31, 1998 (4,982,647 exercisable at a
  weighted average price of $18.23).........................   14,218,293      18.23
Granted (weighted average fair value of $16.84).............    5,123,368      25.52
Exercised...................................................   (3,816,514)    (16.28)
Canceled....................................................   (2,242,618)    (19.81)
                                                              -----------     ------
Outstanding, December 31, 1999 (3,848,998 exercisable at a
  weighted average price of $17.88).........................   13,282,529      21.34
Granted (weighted average fair value of $23.31).............   20,559,134      31.43
Exercised...................................................   (5,848,395)    (17.98)
Canceled....................................................  (11,558,039)    (29.36)
                                                              -----------     ------
Outstanding, December 31, 2000..............................   16,435,229      12.77
                                                              ===========     ======

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Additional information regarding options outstanding as of December 31, 2000 is as follows:

                             OPTIONS OUTSTANDING
                  ------------------------------------------
                                 WEIGHTED
                                  AVERAGE                          OPTIONS EXERCISABLE
                                 REMAINING                     ----------------------------
                                CONTRACTUAL      WEIGHTED                       WEIGHTED
   RANGE OF         NUMBER         LIFE          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING     (YEARS)     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   -----------   --------------   -----------   --------------
$5.80 - $ 7.33..   2,204,186       7.56           $ 6.52          415,057        $ 6.53
 7.38 -   7.73..   3,354,136       7.79             7.62          702,130          7.62
 7.76 -   8.09..   1,821,910       6.44             8.01          563,120          8.03
 8.11 -  12.76..   2,394,470       8.12             9.95          530,754         10.04
12.76 -  17.50..   2,504,200       9.16            15.56          436,451         14.85
17.56 -  20.42..   2,074,115       9.22            18.61          302,399         18.51
20.44 -  40.43..   2,082,212       9.20            25.58          291,637         25.16
---------------   ----------       ----           ------        ---------        ------
$5.80 - $40.43..  16,435,229       8.22           $12.77        3,241,548        $11.52
                  ==========                                    =========

     C-Cube's 2000 Stock Option Plans include Employee Stock Option Plan and Director Option Plan. The Employee Stock Option Plan has an annual increase on January 1, 2001, equal to 3% of shares outstanding.

  Employee Stock Purchase Plan

     The Company has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10% of their compensation (as defined in the plan) to purchase common stock at a price equal to 85% of the lower of the fair market values as of the beginning of the offering period or end of the purchase period. Stock issued under the plan was 316,000, 328,000 and 223,000 shares in 2000, 1999 and 1998 at weighted average prices of $17.77, $17.16 and $15.52, respectively. The weighted average fair market value of the 2000, 1999 and 1998 awards was $24.02, $7.96 and $7.06, respectively. At
December 31, 2000, 1,039,635 shares of common stock were available for issuance under this plan.

  Additional Stock Plan Information

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements which are granted with exercise prices equal to the fair market value at grant date.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5.8 in 2000, 5.8 in 1999 and 5.6 in 1998; stock volatility, 49% in 2000, 68% in 1999 and 68% in 1998;
risk free interest rates, 5.2% in 2000, 5.5% in 1999 and 5.2% in 1998; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $(56.0) million ($(1.04) per share), $25.7 million ($0.66 per share) in 1999 and $15.2 million ($0.52 per share) in 1998. Per share amounts above represent diluted earnings per share under SFAS 128 (see Note 1).

  Employee Benefit Plan

     The Company has a 401(k) tax-deferred savings plan under which participants may contribute up to 20% of their compensation, subject to certain Internal Revenue Service limitations. The Company is not required to contribute and has not contributed to the plan to date.

NOTE 11. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Numerator:
  Continuing operations:
     Income from continuing operations before
       extraordinary item................................  $  9,324   $36,652   $27,215
     Extraordinary item..................................        --        --     3,494
                                                           --------   -------   -------
     Numerator for basic earnings per share from
       continuing operations.............................     9,324    36,652    30,709
     Add back interest expense after tax related to
       convertible shares................................        --       750     2,242
                                                           --------   -------   -------
     Numerator for diluted earnings per share from
       continuing operations.............................     9,324    37,402    32,951
  Discontinued operations:
     Income from discontinued operations of DiviCom (net
       of tax)...........................................   (10,087)   20,626    15,580
     Loss on disposal of DiviCom (net of tax)............    (6,190)       --        --
                                                           --------   -------   -------
     Numerator for diluted earnings per share from
       discontinued operations...........................  $(16,277)  $20,626   $15,580
                                                           ========   =======   =======
Denominator:
  Weighted-average shares -- denominator for basic
     earnings per share..................................    47,503    39,891    37,382
  Convertible shares.....................................        --       645     1,871
  Dilutive common stock equivalents, using treasury stock
     method..............................................     6,350     4,035     1,501
                                                           --------   -------   -------
  Denominator for diluted earnings per share.............    53,853    44,571    40,754
                                                           ========   =======   =======
Basic earnings per share from continuing operations......  $   0.20   $  0.92   $  0.82
                                                           ========   =======   =======
Basic earnings per share from discontinued operations....  $  (0.35)  $  0.52   $  0.42
                                                           ========   =======   =======
Basic earnings per share.................................  $  (0.15)  $  1.44   $  1.24
                                                           ========   =======   =======
Diluted earnings per share from continuing operations....  $   0.17   $  0.84   $  0.81
                                                           ========   =======   =======
Diluted earnings per share from discontinued
  operations.............................................  $  (0.30)  $  0.46   $  0.38
                                                           ========   =======   =======
Diluted earnings per share...............................  $  (0.13)  $  1.30   $  1.19
                                                           ========   =======   =======

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Options to purchase 4,956,000 shares have been excluded from the computation as their effect would have been anti-dilutive.

NOTE 12. COMPREHENSIVE INCOME

     The Company has presented its comprehensive income in the Statement of Changes in Stockholders' Equity. The following are the components of accumulated other comprehensive loss:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Unrealized gain (loss) on investments....................  $   407    $  (478)
Accumulated translation adjustments......................   (2,164)    (1,536)
                                                           -------    -------
          Total..........................................  $(1,757)   $(2,014)
                                                           =======    =======

NOTE 13. INCOME TAXES

     The provision for income taxes is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Current:
  Federal.................................................  $ 6,115   $ 5,761   $ 8,625
  State...................................................   (3,214)      826     1,332
  Foreign.................................................    1,262     1,970     2,143
                                                            -------   -------   -------
          Total...........................................    4,163     8,557    12,100
                                                            =======   =======   =======
Deferred:
  Federal.................................................     (722)     (152)   (2,166)
  State...................................................      (34)    6,145      (128)
  Foreign.................................................       --        --        --
                                                            -------   -------   -------
          Total...........................................     (756)    5,993    (2,294)
                                                            -------   -------   -------
Total.....................................................  $ 3,407   $14,550   $ 9,806
                                                            =======   =======   =======

     The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by $86.2 million, $28.9 million and $1.4 million for 2000, 1999 and 1998, respectively.

     The Company incurred a tax liability of $431.4 million as a result of separating DiviCom from C-Cube. DiviCom was subsequently merged into Harmonic, Inc. The liability reduced stockholders' equity.

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Income tax expense differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Tax expense computed at federal statutory rate..............  $ 4,416   $18,075   $12,839
State income taxes, net of federal effect...................      149      (532)      382
Tax credits.................................................   (8,049)   (2,191)   (1,574)
Foreign operations taxed at different rates.................   (1,563)   (2,267)   (2,533)
Non-deductible expenses.....................................       --       267        --
Repatriation of foreign subsidiary earnings.................    7,746        --        --
Other.......................................................      708     1,198       692
                                                              -------   -------   -------
  Income tax expense........................................  $ 3,407   $14,550   $ 9,806
                                                              =======   =======   =======

     The components of the net deferred tax asset as of December 31 were as follows:

                                                               2000       1999
                                                              -------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Accruals and reserves recognized in different periods.....  $ 5,879   $  5,076
  Tax credit carryforwards..................................   10,240     12,731
  Deferred revenue..........................................      204        163
  Purchased technology......................................       --        655
  Tax basis depreciation and amortization...................   46,712      2,098
                                                              -------   --------
          Total.............................................   63,035     20,723
                                                              -------   --------
Deferred tax liabilities:
  Unrepatriated foreign earnings............................       --    (10,757)
                                                              -------   --------
          Total.............................................       --    (10,757)
                                                              -------   --------
Net deferred tax assets.....................................  $63,035   $  9,966
                                                              =======   ========

     At December 31, 2000, the Company has tax credit carryforwards of approximately $14 million expiring through 2007.

     U.S. income taxes were not provided on a cumulative total of approximately $6 million and $20 million of undistributed earnings from foreign subsidiaries for the years ending December 31, 2000 and 1999, respectively. The Company intends to reinvest these earnings indefinitely in foreign operations. It is not practicable to estimate the income tax liability that might be incurred upon the remittance of such earnings.

NOTE 14. EXTRAORDINARY ITEM

     During 1998, the Company repurchased $63.5 million of the face value of the Company's 5.875% subordinated convertible notes due 2005 (the "notes") at 88.4% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $3.5 million, or $0.09 per diluted share, net of related income taxes of $2.4 million.

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 15. ROYALTIES

     The Company is required to pay royalties based on a percentage of the net sales of products developed under certain development agreements. Royalty expense was $1.6 million, $1.8 million and $0.6 million in 2000, 1999, 1998, respectively.

NOTE 16. GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     The company operates in primarily one industry segment: the development and marketing of powerful, highly integrated, standards-based digital video compression and decompression semiconductors. This technology has enabled the development of a significant number of new or enhanced applications in the consumer electronics and communications markets including VideoCD and DVD players, desktop video production systems, decoders for digital set-top boxes and broadcast and professional encoders.

  Geographic Information

     Revenues are broken out geographically by the ship-to location of the customer.

                                                       YEARS ENDED OR AS OF DECEMBER 31,
                                        ---------------------------------------------------------------
                                               2000                  1999                  1998
                                        -------------------   -------------------   -------------------
                                                     NET                   NET                   NET
                                        REVENUES   PROPERTY   REVENUES   PROPERTY   REVENUES   PROPERTY
                                        --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
North America.........................  $ 34,133   $17,106    $ 39,363   $19,118    $ 38,253   $17,661
China.................................    65,265       367      78,818       563     119,536       916
Europe................................    72,138       110      33,147       156      16,633        78
Japan.................................    33,465       281      35,064       436      15,953       483
Other Asia............................    56,394        41      34,452        78      18,630        93
Rest of World.........................     3,654         3       1,304         4          77        39
                                        --------   -------    --------   -------    --------   -------
          Total.......................  $265,049   $17,908    $222,148   $20,355    $209,082   $19,270
                                        ========   =======    ========   =======    ========   =======

  Major Customers

     During 2000, two customers of the Company accounted for $29.9 million and $28.1 million, each 11% of the Company's revenues. In 1999, there was no customer accounted for 10% or more of net revenues. In 1998, one customer of the company accounted for $21.9 million, or 10% of the Company's revenue.

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 17. QUARTERLY DATA (UNAUDITED)

                                                                2000                                    1999
                                               --------------------------------------   -------------------------------------
                                               FOURTH     THIRD     SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                                               QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                               -------   -------   --------   -------   -------   -------   -------   -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
Net revenues.................................  $73,982   $69,022   $ 61,043   $61,002   $64,047   $52,307   $47,507   $58,287
                                               -------   -------   --------   -------   -------   -------   -------   -------
Costs and expenses:
  Cost of product revenues...................   34,627    31,051     27,149    26,754    25,140    20,749    18,700    23,646
  Research and development:
    Research and development.................   14,877    15,453     15,070    14,154    14,421    13,464    13,062    13,313
    Warrant issuance.........................       --        --     12,632        --        --        --        --        --
    Selling, general and administrative:
    Selling, general and administrative......   13,301    12,568     10,897    10,748    10,244     9,139     8,436     9,419
    Stock based compensation and
      merger/spin-off related payroll
      taxes..................................       --        --     17,414     3,413        --        --        --        --
                                               -------   -------   --------   -------   -------   -------   -------   -------
        Total................................   62,805    59,072     83,162    55,069    49,805    43,352    40,198    46,378
                                               -------   -------   --------   -------   -------   -------   -------   -------
Income (loss) from operations................   11,177     9,950    (22,119)    5,933    14,242     8,955     7,309    11,909
Other income (expense), net..................      (34)    4,020        101     3,775     3,112     2,488     1,937     1,692
                                               -------   -------   --------   -------   -------   -------   -------   -------
Income (loss) before income taxes and
  minority interest..........................   11,143    13,970    (22,018)    9,708    17,354    11,443     9,246    13,601
  Income tax expense (benefit)...............    2,969     3,664     (5,847)    2,621     4,954     3,090     2,604     3,902
                                               -------   -------   --------   -------   -------   -------   -------   -------
Income (loss) before minority interest.......    8,174    10,306    (16,171)    7,087    12,400     8,353     6,642     9,699
Minority interest in net income (loss) of
  subsidiary.................................      (96)      (96)       257         7        61       148       261       (28)
                                               -------   -------   --------   -------   -------   -------   -------   -------
Income (loss) from continuing operations.....    8,270    10,402    (16,428)    7,080    12,339     8,205     6,381     9,727
Discontinued operations
  Income (loss) from discontinued operations
    of DiviCom (net of tax)..................       --        --    (11,639)    1,552     6,281     5,828     5,284     3,233
  Gain (loss) on disposal of DiviCom (net of
    tax).....................................       --        --      1,158    (7,348)       --        --        --        --
                                               -------   -------   --------   -------   -------   -------   -------   -------
Net income (loss)............................  $ 8,270   $10,402   $(26,909)  $ 1,284   $18,620   $14,033   $11,665   $12,960
                                               =======   =======   ========   =======   =======   =======   =======   =======
Basic earnings (loss) per share:(1)
Income (loss) from continuing operations.....     0.17      0.21      (0.35)     0.16      0.30      0.20      0.16      0.25
Income (loss) from discontinued operations
  (net of tax)...............................       --        --      (0.25)     0.04      0.15      0.15      0.13      0.08
Income (loss) on disposal of DiviCom (net of
  tax).......................................       --        --       0.02     (0.17)       --        --        --        --
                                               -------   -------   --------   -------   -------   -------   -------   -------
Net income (loss) per share per share........  $  0.17   $  0.21   $  (0.58)  $  0.03   $  0.45   $  0.35   $  0.29   $  0.33
                                               =======   =======   ========   =======   =======   =======   =======   =======
Diluted earnings per share:(1)
Income (loss) from continuing operations.....     0.16      0.19      (0.35)     0.14      0.26      0.19      0.15      0.24
Income (loss) from discontinued operations
  (net of tax)...............................       --        --      (0.25)     0.03      0.14      0.13      0.12      0.08
Gain (loss) on disposal of DiviCom (net of
  tax).......................................       --        --       0.02     (0.15)       --        --        --        --
                                               -------   -------   --------   -------   -------   -------   -------   -------
Net income (loss) per share per share........  $  0.16   $  0.19   $  (0.58)  $  0.02   $  0.40   $  0.32   $  0.27   $  0.32
                                               =======   =======   ========   =======   =======   =======   =======   =======
Basic shares used in computation(1)..........   49,597    49,328     47,203    43,884    41,459    40,097    39,338    38,668
                                               =======   =======   ========   =======   =======   =======   =======   =======
Diluted shares used in computation(1)........   51,511    53,528     47,203    49,449    47,424    45,021    42,925    41,344
                                               =======   =======   ========   =======   =======   =======   =======   =======
Gross margin percentage......................     53.2%     55.0%      55.5%     56.1%     60.7%     60.3%     60.6%     59.4%

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income per share.

NOTE 18. SUBSEQUENT EVENTS

     On March 26, 2001 the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with LSI Logic Corporation ("LSI") and Clover Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of LSI. Under the terms of the Reorganization Agreement, Merger Sub

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

will commence an exchange offer (the "Offer") to exchange 0.79 shares of common stock, par value $0.01 per share, of LSI (the "LSI Common Stock"), for each outstanding share of C-Cube common stock, par value $0.001 per share. Holders of C-Cube common stock tendering their shares in the Offer will receive cash in lieu of any fractional shares of LSI Common Stock to which they would otherwise be entitled. The consummation of the Offer is subject to, among other things, at least a majority of shares of our common stock (including for purposes of the calculation of the majority of shares, certain outstanding options and warrants to purchase C-Cube shares) being validly tendered and not withdrawn prior to the expiration of the Offer and the expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and applicable foreign antitrust laws. Pursuant to the Reorganization Agreement, following the completion of the Offer and the satisfaction or waiver of certain other conditions, Merger Sub will be merged into us (the "Merger") and C-Cube will be the surviving corporation. In the Merger, each outstanding share of C-Cube common stock (other than shares held by C-Cube as treasury stock, by LSI or Merger Sub and by stockholders who perfect appraisal rights under Delaware law, which will be available if Merger Sub owns ninety percent (90%) or more of the outstanding shares of C-Cube common stock following the consummation of the Offer) will be converted into the right to receive the same consideration as paid to C-Cube stockholders who tendered their common stock in the Offer. In the event that a third party makes a proposal to acquire C-Cube or if the no solicitation provisions contained in the Reorganization Agreement are materially breached, and thereafter the Reorganization Agreement is terminated, under certain circumstances C-Cube will be required to pay a $33 million termination fee to LSI. The closing is anticipated to take place during the second quarter of 2001. Based on the closing price of LSI common stock on March 23, 2001, the last trading day prior to the announcement of the transaction, the transaction was valued at approximately $878 million. The transaction is expected to be accounted for under the purchase method of accounting and to qualify as a "tax-free" reorganization for federal income tax purposes.

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                            C-CUBE MICROSYSTEMS INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF C-CUBE MICROSYSTEMS INC.

     The following table lists the names, ages and positions held with the Registrant of all directors and executive officers of the Registrant as of December 31, 2000. Executive officers serve at the discretion of the Board of Directors. All directors hold office until the next annual or special meeting of stockholders or until their successors have been elected and qualified. There are no family relationships between any director or executive officer and any other director or executive officer of the Registrant.

                    NAME                       AGE                       POSITION
                    ----                       ---                       --------
Alexandre A. Balkanski, Ph.D.(2).............  40     Chairman of the Board
Umesh Padval.................................  43     President, Chief Executive Officer and Director
Howard Bailey................................  54     Senior Vice President and Chief Financial
                                                      Officer
Didier Le Gall...............................  46     Senior Vice President, Research and Development
                                                      and Chief Technology Officer
Frederick Brown IV...........................  56     Senior Vice President, Worldwide Sales
Patrick Henry................................  38     Senior Vice President, Marketing and Corporate
                                                      Development
Saeid Moshkelani.............................  41     Senior Vice President, Engineering and
                                                      Operations
Baryn S. Futa (1)............................  46     Director
Gregorio Reyes(1)(2).........................  59     Director
T.J. Rodgers.................................  52     Director

---------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     Dr. Alexandre Balkanski co-founded C-Cube (Old) in July 1988 as Vice President. He served as Executive Vice President and Chief Operating Officer from February 1994 to July 1995 and as President and Chief Executive Officer from July 1995 to May 2000. He was elected to the Board of Directors in April 1993 and became the Chairman of the Board in May 2000. Prior to co-founding C-Cube, Dr. Balkanski was the co-founder and President of Diamond Devices Inc., a semiconductor company specializing in the development of fast algorithms for signal processing. Dr. Balkanski currently serves on the board of directors of PMC-Sierra, Inc. Dr. Balkanski holds a B.A. in physics from Harvard College, and an M.S. in physics and a Ph.D. in business economics from Harvard University.

     Mr. Padval joined C-Cube (Old) as President of C-Cube's Semiconductor division in October 1998. He has served as Chief Executive of the Company since May 2000. He has over 16 years of broad management experience in the semiconductor industry. His management experience includes business unit, marketing, sales and engineering positions at VLSI Technology and Advanced Micro Devices. Prior to joining C-Cube (Old), Mr. Padval served as Senior Vice President and General Manager of the Consumer Digital Entertainment division at VLSI Technology, Inc from May 1997 to October 1998. In this position he managed marketing, engineering, applications and operational aspects of the division which focused on providing solutions into global digital set-top box deployments. From August 1994 to May 1997, Mr. Padval served as Vice President and General Manager for VLSI's Computing Solutions division, which focused on the PC, workstation, mass storage and peripherals market. Before joining VLSI Technology, Mr. Padval worked for Advanced Micro Devices where he held variety of marketing and engineering positions. Mr. Padval currently serves on the board of directors of Elantec Semiconductor, Inc. Mr. Padval holds a bachelor of technology from Indian Institute of Technology in Bombay, an M.S. degree from Pennsylvania State University and an M.S. degree from Stanford University.

     Mr. Bailey is the chief financial officer of the Company. Joining in 2000, he brings to the company nearly 20 years of senior financial experience that includes CFO positions at Quantum Effect Devices, where he led the company's transition from design service to fabless semiconductor production, and Photon Dynamics, Inc., where he served as interim CFO, helping drive the company's rapid rise to profitability. Mr Bailey's experience in Corporate finance also includes work for well-known companies such as Sierra Semiconductor (now PMC Sierra), Plus Logic (part of Xilinx ) and Intel Corporation. Bailey holds a bachelor of Science degree in Economics from the University of Maryland and an MBA in Finance from the University of Utah.

     Dr. Le Gall is the Company's vice president of research and development and chief technology officer. He has, for more than a decade, been one of the driving forces behind the development of MPEG technology, having chaired the MPEG video committee that established the complex set of standards behind MPEG-1 and MPEG-2 compression. In his current role, Dr. Le Gall has responsibility for the Company's research and development program, the genesis of Emmy award-winning technology breakthroughs in digital television technology. Prior to joining C-Cube (Old) in 1990, he managed the visual communications group at Bell Communications Research (Bell core) as well as working for Thompson-CSF's medical imaging division. Dr. Le Gall holds a Master's Degree in Physics and Mathematics from Ecole Central de Lyon, France and a Ph.D. in Electrical Engineering from UCLA.

     Mr. Brown joined C-Cube (Old) in December of 1993 as Director of Asia Pacific Sales, and was named Vice President in November 1995. In May 1998, Mr. Brown was promoted to Vice President, Worldwide Sales and named Senior Vice President in November 1998. Prior to joining C-Cube (Old), he spent eleven years at LSI Logic, most recently as Vice President, Asia Pacific Sales located in Hong Kong. Mr. Brown holds a BSEE degree from Carnegie Institute of Technology (now Carnegie Mellon University).

     Mr. Henry is the vice president of marketing and corporate development at the Company. He is responsible for product marketing, strategic planning, applications engineering, partnerships, licensing, mergers and acquisitions, marketing communications, public relations, investor relations, employee communications, and Internet services. He joined C-Cube (Old) in 1997 and has managed all aspect of marketing over that time. Prior to joining the company, Mr. Henry was at Hyundai Electronics America where he was the director of strategic marketing and business development. He also held marketing management and sales positions at Advanced Micro Devices (AMD) and Dow Corning Corporation. Mr. Henry holds a Bachelor in Engineering Science and Mechanics with high honors from the Georgia Institute of Technology and an MBA from the University of Southern California.

     Mr. Moshkelani is the vice president of engineering and operations at the Company. In his current role, he is responsible for all operations and manufacturing activities. He also oversees engineering organizations responsible for product development and design development infrastructure. Mr. Moshkelani brings nearly 20 years' design engineering and operations experience to the Company. Prior to joining the Company in 1998, he held several engineering, management, and operations positions at VLSI Technology and American Microsystems, Inc. Mr. Moshkelani holds a Bachelor's degree in Electrical Engineering from Oregon State University.

     Mr. Futa has served on the Board of Directors since February 1994. In July 1996, he founded MPEG LA, LLC, a company which was formed to provide licensing access to essential MPEG-2, Digital Video Broadcast (DVB) and IEEE 1394 intellectual property to users of those technologies, where he currently serves as Manager and Chief Executive Officer. From September 1988 to June 1996, he served as the Executive Vice President and Chief Operating Officer of Cable Television Laboratories, Inc., a research and development consortium of cable television system operators. Mr. Futa serves a director of Harmonic, Inc.
                                        54

     Mr. Reyes has served on the Board of Directors since July 1992. Since August 1994, Mr. Reyes has been a private investor and management consultant. From September 1990 to August 1994, he served as Chairman and Chief Executive Officer of Sunward Technologies, Inc., a provider of rigid disk magnetic recording head products for the data storage industry. From March 1986 to August 1990, Mr. Reyes was Chairman and Chief Executive Officer of American Semiconductor Equipment Technologies. Mr. Reyes also serves as a director of ARC International and several privately-held companies.

     Mr. Rodgers has served on the Board of Directors since January 1994. He founded Cypress Semiconductor Corporation in 1983, where he currently serves as President, Chief Executive Officer and a director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock during fiscal year 2000 to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company for fiscal year 2000 and written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company as of December 31, 2000:

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION              LONG-TERM
                                               ------------------------------------    COMPENSATION
                                                                       OTHER ANNUAL       AWARDS
     NAME AND PRINCIPAL POSITION       YEAR     SALARY     BONUS(1)    COMPENSATION     OPTIONS(#)
     ---------------------------       ----    --------    --------    ------------    ------------
Umesh Padval.........................  2000    $275,000    $358,218           --               --
  President and Chief Executive        1999     268,750     100,000           --          247,360
     Officer
                                       1998      55,929(3)   75,000           --        1,236,800
Frederick Brown IV...................  2000     200,000     131,729       $7,200(2)            --
  Senior Vice President, Worldwide     1999     200,000(4)   92,432        7,200(2)            --
     Sales
                                       1998     173,752(4)  205,557(5)     7,200(2)       234,992
Didier Le Gall.......................  2000     197,067     143,695           --           87,315
  Senior Vice President, Research and  1999     208,476     107,000           --           49,472
  Development and Chief Technology     1998     204,733      21,930           --           49,472
  Officer
Saeid Moshkelani.....................  2000     186,460     122,817           --           98,051
  Senior Vice President, Engineering   1999     175,000      22,500           --               --
     and
  Operations                           1998       6,057(6)       --           --          197,888
Henry, Patrick.......................  2000     176,039     165,483           --           87,368
  Senior Vice President, Marketing     1999     158,219      96,300           --          160,784
     and
  Corporate Development                1998     138,103      10,000           --           51,945

---------------
(1) The amounts shown under the Bonus column represent cash bonuses earned for the indicated fiscal years.

(2) Consists of car allowances.

(3) Mr. Padval was hired as President in October 1998 and became Chief Executive Officer in May 2000.

(4) Mr. Brown has served as Senior Vice President, Worldwide Sales since November 1998. Mr. Brown's compensation for the period prior to his appointment to Senior Vice President, Worldwide Sales includes compensation he received while serving as Vice President, Worldwide Sales from May 1998 to November 1998, and while serving as Vice President, Asia Pacific Sales for the period prior.

(5) Includes a retention bonus of $100,000, of which $50,000 vested on December 31, 1999 and $50,000 vested on December 31, 2000, provided Mr. Brown is an employee of the Company on those dates.

(6) Mr. Moshkelani was hired in December 1998.

     The Company does not have any defined benefit or actuarial plan under which benefits are determined primarily by final compensation or average final compensation and years of service.

STOCK OPTION GRANTS

     The following table provides the specified information concerning top grants of options to purchase the Company's Common Stock made during the year ended December 31, 2000:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                   INDIVIDUAL GRANTS IN 2000                 POTENTIAL REALIZABLE
                        ------------------------------------------------       VALUE AT ASSUMED
                                   % OF TOTAL                                    ANNUAL RATES
                                    OPTIONS                                     OF STOCK PRICE
                                   GRANTED TO    EXERCISE                      APPRECIATION FOR
                        OPTIONS    EMPLOYEES      OR BASE                       OPTION TERM(2)
                        GRANTED    IN FISCAL       PRICE      EXPIRATION    ----------------------
         NAME             (#)         YEAR       ($/SH)(1)       DATE        5% ($)       10% ($)
         ----           -------    ----------    ---------    ----------    ---------    ---------
Padval, Umesh.........       --         --             --             --           --           --
Brown IV, Frederick...       --         --             --             --           --           --
Didier, Le Gall.......   17,315      0.268        19.1775     04/18/2010    1,404,269    2,432,753
                         70,000       1.08        16.2500     10/19/2010    1,014,677    2,289,482
Saeid, Moshkelani.....   42,051       0.65        19.1775     04/18/2010    3,410,391    5,908,155
                         56,000       0.86        16.2500     10/19/2010      811,741    1,831,585
Henry, Patrick........   12,368       0.21        19.1775     04/18/2010    1,003,060    1,737,700
                         75,000       1.26        16.2500     10/19/2010    1,087,153    2,453,016

---------------
(1) Options were granted at an exercise price equal to the fair market value per share of C-Cube's Common Stock as of the date of the grant.

(2) Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to date.

STOCK OPTION EXERCISES

     The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the year ended December 31, 2000, and unexercised options held as of December 31, 2000, by the persons named in the Summary Compensation Table:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

                                                                                    VALUE OF UNEXERCISED
                                                      NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                           SHARES        VALUE         OPTIONS AT 12/31/00            AT 12/31/00($)(2)
                         ACQUIRED ON   REALIZED    ---------------------------   ---------------------------
         NAME             EXERCISE      ($)(1)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----            -----------   ---------   -----------   -------------   -----------   -------------
Umesh Padval...........    175,000     7,489,438     206,134        845,146       1,235,418      5,108,945
Fredrick Brown IV......    172,458     7,017,174      70,317        230,625         323,133      1,083,201
Didier Le Gall.........     65,389     3,996,674      75,827        289,620         325,729        922,425
Saeid Moshkelani.......     22,667     1,232,085      33,396        206,477          92,806        405,996
Henry, Patrick.........     65,954       848,101       3,331        240,238           6,758        295,976

---------------
(1) Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for such shares.

(2) Based upon the market price of $12.31 per share, which was the closing price per share of Common Stock on the Nasdaq National Market on December 31, 2000, less the option exercise price payable per share.

LONG-TERM INCENTIVE COMPENSATION

     Grants of stock options are designed to align the interests of executive officers with those of stockholders. The size of these grants is generally set at a level which the Committee feels is in proportion with the role and responsibility of the executive, as well as his or her opportunity to affect the Company's performance, while also being sufficient to attract the executive to accept employment with the Company. The Committee makes additional awards based upon changes in job responsibility and annual performance reviews of each executive officer and will continue to grant future additional options on a case-by-case basis.

COMPENSATION OF DIRECTORS

     In May 1995, the Board of Directors established a standard compensation for members of the Board of Directors, whereby each director who is not an employee of the Company (an "Outside Director") receives an annual retainer of $12,000 plus $1,000 and reimbursement of reasonable travel expenses for each meeting of the Board of Directors attended. The Company does not pay additional amounts to directors for committee participation or special assignments of the Board of Directors.

OUTSIDE DIRECTORS OPTIONS

     Directors who are not employees are also automatically granted nonqualified options to purchase C-Cube's Common Stock under the Company's 2000 Outside Directors Stock Option Plan (the "Directors Plan"). A total of 450,000 shares of Common Stock have been reserved for issuance under the Directors Plan. Each Outside Director holding office on the effective date of the Directors Plan received an option to purchase 40,000 shares of Common Stock on the effective date of the Directors Plan. Each person who is newly elected or appointed as an Outside Director after the effective date of the Directors Plan receives an option to purchase 40,000 shares of Common Stock on the day immediately following such initial election or appointment. Thereafter, each Outside Director generally receives an option to purchase 10,000 shares of Common Stock on each anniversary date. Options granted under the Directors Plan vest over four years and generally must be exercised within ten years. Shares of Common Stock underlying options granted under the Directors Plan vest at the rate of one-fourth ( 1/4) of the total number of shares of Common Stock underlying the option one year after the date of grant and one forty-eighth ( 1/48) of such shares on the last date of each full month thereafter until all of the shares of Common Stock underlying the option have vested. The exercise price of the options in all cases will be equal to the fair market value per share of the Common Stock on the date of grant.

               REPORT OF THE BOARD OF DIRECTORS AND COMPENSATION
                      COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Company's Board of Directors (the "Committee") has the exclusive authority to establish the cash compensation for all executive officers of the Company, including the Chief Executive Officer. The Committee also administers the Company's stock option and purchase plans and makes grants to executive officers under such plans. The Committee makes general recommendations regarding the plans to the Board and reviews grants to executive officers. The Committee and the Board consult with management and approve the compensation offered to newly hired executives at the time offers are made to them. Thereafter, on an annual basis at the time of each executive officer's performance review, the Committee and the Board meets to review and approve the compensation of each individual executive officer.

     The goals of the Committee and the Board are to:

     - attract, retain and motivate highly qualified employees and executive officers who contribute to the long-term success of the Company

     - align the compensation of executives with business objectives and performance

     - align incentives for executive officers with the interests of stockholders in maximizing stock value

     Since 1994, it had been the Committee's objective to provide compensation exclusively through fixed salaries and long-term stock-based incentive awards which serve to align the interests of the executive officers and stockholders. The Committee had set salaries at levels which, in the Committee members' experience, were at or below the median level for technology companies that are comparable to the Company in age, number of employees and revenue. Commencing with fiscal year 1995, the Committee and the Board adopted the Management and Key Employee Performance Bonus Plan which provides for an annual variable performance award payable in cash tied to specific measures of the Company's financial performance as well as individual performance based upon individual performance objectives. The Committee and the Board adopted this change in order to provide strong performance-based incentives.

     As a result of federal tax law, the Company is not allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any fiscal year. No officer of the Company has received compensation in excess of $1 million to date. The Committee and the Board will continue to monitor this issue and will formulate a policy with respect to this limitation on deductibility if and when appropriate.

BASE SALARY AND BONUS

     For fiscal year 2000, the base salary of each executive officer was set based upon the results of the executive's performance review. Each executive is reviewed annually by the Chief Executive Officer and other members of management and given specific objectives, with the objectives varying based upon the executive's position and responsibilities and the specific objectives for that position for the coming year. At the next annual review, the management of the Company reviews the performance of the executive versus the objectives. The results of this review are then reported to the Compensation Committee along with management's compensation recommendation and the Committee then determines whether base salary should be adjusted for the coming year.

     The annual management bonus for each executive officer is a function of a target bonus multiplied by (1) a factor for the officer's performance, and (2) a factor for the Company's financial performance. Performance is measured on an annual basis. The target bonus for each officer is based upon his or her job responsibilities within the organization.

                                          Respectfully Submitted,
                                          Alexandre A. Balkanski
                                          Gregorio Reyes

CHANGE-IN-CONTROL ARRANGEMENTS

     The Company's stock option plans generally provide that in the event of a transfer of control of the Company, the Board of Directors will arrange with the surviving, continuing, successor or purchasing corporation, as the case may be (the "Acquiring Corporation"), to either assume the Company's rights and obligations under outstanding awards or substitute awards for the Acquiring Corporation's stock for such outstanding awards. Any awards which are neither exercised as of the date of the transfer of control nor assumed nor substituted by the Acquiring Corporation shall terminate effective as of the date of the transfer of control.

SEVERANCE AGREEMENTS

     C-Cube Microsystems has in effect severance compensation agreements as follows:

     Umesh Padval's Management Retention Agreement provides that upon a change of control, if he is terminated other than for cause in the first twelve months following the change of control, (i) 100% of the unvested portion of all stock options he holds will accelerate and become vested, (ii) he will continue to receive salary at the rate he received prior to his termination until the earlier of (a) one year from the date of termination, or (b) the date he commences full-time employment with another company, and (iii) he will continue to receive health, dental and vision benefits until the earlier of (a) one year from the date of termination, or (b) the date he commences full-time employment with another company.

     Howard Bailey's Management Retention Agreement provides that upon a change of control, if he is terminated other than for cause in the first twelve months following the change of control, (i) 50% of the unvested portion of all stock options he holds will accelerate and become vested, (ii) he will continue to receive a salary at the rate he received prior to his termination until the earlier of (a) twelve months from the date of termination, or (b) the date he commences full-time employment with another company, and (iii) he will continue to receive health, dental and vision benefits until the earlier of (a) twelve months from the date of termination, or (b) the date he commences full-time employment with another company.

     Frederick Brown IV's Management Retention Agreement provides that upon a change of control, if he is terminated other than for cause in the first twelve months following the change of control, (i) 50% of the unvested portion of all stock options he holds will accelerate and become vested, (ii) he will continue to receive a salary at the rate he received prior to his termination until the earlier of (a) twelve months from the date of termination, or (b) the date he commences full-time employment with another company, and (iii) he will continue to receive health, dental and vision benefits until the earlier of (a) twelve months from the date of termination, or (b) the date he commences full-time employment with another company.

     Didier LeGall's Management Retention Agreement provides that upon a change of control, if he is terminated other than for cause in the first twelve months following the change of control, (i) 50% of the unvested portion of all stock options he holds will accelerate and become vested, (ii) he will continue to receive a salary at the rate he received prior to his termination until the earlier of (a) twelve months from the date of termination, or (b) the date he commences full-time employment with another company, and (iii) he will continue to receive health, dental and vision benefits until the earlier of (a) twelve months from the date of termination, or (b) the date he commences full-time employment with another company.

     Saeid Moshkelani's Management Retention Agreement provides that upon a change of control, if he is terminated other than for cause in the first twelve months following the change of control, (i) 50% of the unvested portion of all stock options he holds will accelerate and become vested, (ii) he will continue to receive a salary at the rate he received prior to his termination until the earlier of (a) twelve months from the date of termination, or (b) the date he commences full-time employment with another company, and (iii) he will continue to receive health, dental and vision benefits until the earlier of (a) twelve months from the date of termination, or (b) the date he commences full-time employment with another company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee reviews and approves the compensation of C-Cube's executive officers and administers the Company's stock option and purchase plans. Alexandre A. Balkanski and Gregorio Reyes served during the fiscal year ended December 31, 2000 as members of the Compensation Committee of the Board of Directors. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

                            STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return data for the Company's stock for the period beginning May 3, 2000 (the date on which the Company's stock was first publicly traded on The Nasdaq National Market) and ending on December 31, 2000 to the cumulative return over such period of (i) The Nasdaq National Market (U.S.) Composite Index and (ii) the Nasdaq Electronic Components Index. The graph assumes that $100 was invested on May 3, 2000 in the Common Stock of the Company and in each of the comparative indices, and it assumes reinvestment of any dividends. The stock performance on the following graph is not necessarily indicative of future stock price performance.

[PERFORMANCE GRAPH]

---------------------------------------------------------------------------------
                                        5/3/00     6/30/00    9/29/00    12/29/00
---------------------------------------------------------------------------------
 C-Cube Microsystems Inc.               100.00      89.97      93.98      56.45
 Nasdaq Stock Market                    100.00     107.79      99.28      66.47
 Nasdaq Electronic Components Index     100.00     113.37      95.19      59.28
---------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 30, 2001, with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by C-Cube Microsystems to be the beneficial owners of more than 5% of the outstanding common stock of C-Cube Microsystems, (ii) each director of the Company, (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company as of December 31, 2000 whose salary and incentive compensation for the fiscal year ended December 31, 2000 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

                                                                     SHARES OWNED
                                                                ----------------------
                                                                 NUMBER     PERCENTAGE
FIVE-PERCENT STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS(1)  OF SHARES    OF CLASS
--------------------------------------------------------------  ---------   ----------
FIVE-PERCENT STOCKHOLDERS:
Entities affiliated with J. & W. Seligman & Co.
  Incorporated...............................................   4,089,017      7.8%
  100 Park Avenue - 8th Floor
  New York, New York 10017

DIRECTORS AND EXECUTIVE OFFICERS:
Alexandre A. Balkanski(2)....................................   1,772,139      3.4%
Umesh Padval(3)..............................................     337,942        *
T.J. Rodgers(4)..............................................     170,000        *
Didier LeGall(5).............................................     137,230        *
Frederick Brown IV(6)........................................     118,842        *
Howard Bailey(7).............................................     100,000        *
Saeid Moshkelani(8)..........................................      56,456        *
Gregorio Reyes(9)............................................      50,000        *
Patrick Henry(10)............................................      33,183        *
Baryn S. Futa(11)............................................      30,000        *
All executive officers and directors as a group (10
  persons)(12)...............................................   2,805,792      5.3%

---------------
  *  Represents less than 1%

 (1) The persons named in this table have the sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the business address of each of the beneficial owners listed in this table is 1778 McCarthy Boulevard, Milpitas, California 95035.

 (2) Includes 10,000 shares subject to options that are presently exercisable or will become exercisable within 60 days of March 30, 2001.

 (3) Includes 334,966 shares subject to options that are presently exercisable or will become exercisable within 60 days of March 30, 2001.

 (4) Includes 10,000 shares subject to options that are presently exercisable or will become exercisable within 60 days of March 30, 2001.

 (5) Includes 123,204 shares subject to options that are presently exercisable or will become exercisable within 60 days of March 30, 2001.

 (6) Includes 114,260 shares subject to options that are presently exercisable or will become exercisable within 60 days of March 30, 2001.

 (7) Includes 100,000 shares subject to options that are presently exercisable or will become exercisable within 60 days of March 30, 2001.

 (8) Includes 54,267 shares subject to options that are presently exercisable or will become exercisable within 60 days of March 30, 2001.

 (9) Includes 10,000 shares subject to options that are presently exercisable or will become exercisable within 60 days of March 30, 2001.

(10) Includes 31,378 shares subject to options that are presently exercisable or will become exercisable within 60 days of March 30, 2001.

(11) Includes 10,000 shares subject to options that are presently exercisable or will become exercisable within 60 days of March 30, 2001.

(12) Includes an aggregated of 798,075 shares subject to options that are presently exercisable or will become exercisable by all executive officers and directors as a group within 60 days of March 30, 2001, including those shares listed in footnotes 2 - 11.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of C-Cube Microsystems Inc.:

     We have audited the consolidated financial statements of C-Cube Microsystems Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 18, 2001 (March 26, 2001 as to Note 18). Our audits also included the consolidated financial statement schedule of C-Cube Microsystems Inc., listed in the Index at Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

San Jose, California
January 18, 2001
(March 26, 2001 as to Note 18)

                                                                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                            ADDITIONS
                                                     ------------------------
                                       BALANCE AT    CHARGED TO    CHARGED TO    DEDUCTIONS     BALANCE
                                       BEGINNING     COSTS AND       OTHER          FROM        AT END
                                       OF PERIOD      EXPENSES      ACCOUNTS      RESERVES     OF PERIOD
                                       ----------    ----------    ----------    ----------    ---------
                                                                (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000:
  Sales returns and other
     allowances......................   $ 6,063       $11,093         $ --        $14,150       $ 3,006
  Allowance for doubtful accounts....     2,674           800           --          2,412         1,062
  Warranty...........................       300         1,536           --            300         1,536
YEAR ENDED DECEMBER 31, 1999:
  Sales returns and other
     allowances......................   $11,251       $ 5,623         $ --        $10,811       $ 6,063
  Allowance for doubtful accounts....     2,674            --           --             --         2,674
  Warranty...........................       551            97           --            348           300
YEAR ENDED DECEMBER 31, 1998:
  Sales returns and other
     allowances......................   $ 5,436       $11,984         $ --        $ 6,169       $11,251
  Allowance for doubtful accounts....     2,525           153           --              4         2,674
  Warranty...........................       392           159           --             --           551

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                TRANSACTIONS WITH C-CUBE (OLD) AND HARMONIC INC.

     To insure a smooth transition of C-Cube (Old) into Harmonic, at the time of the merger/spin-off in May 2000, the Company entered into several agreements with C-Cube (Old), to which Harmonic became successor-in-interest as a result of its acquisition of C-Cube (Old). The Company has provided below a summary description of the master separation and distribution agreement, effective as of May 1, 2000, (the "Separation Date"), and the key related agreements. This description, which summarizes the material terms of such agreements, is not complete. For a more detailed description of these agreements, please see the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 7, 2000. In addition, investors should read the full text of these agreements, which have been filed with the Securities and Exchange Commission.

MASTER SEPARATION AND DISTRIBUTION AGREEMENT

     The master separation and distribution agreement contains the key provisions relating to the separation of the Company from C-Cube (Old) and the distribution of shares of Company stock to stockholders of C-Cube (Old). The agreement lists the documents and items that were required to be delivered in order to have accomplished the transfer of assets and liabilities from C-Cube
(Old) to the Company, effective on the Separation Date. The parties also entered into both short-term and long-term covenants, including covenants to enter into transmittal services agreements, exchange information, engage in certain auditing practices and resolve disputes in particular ways.

GENERAL ASSIGNMENT AND ASSUMPTION AGREEMENT

     The general assignment and assumption agreement identifies the assets C-Cube (Old) transferred to the Company and the liabilities the Company assumed from C-Cube (Old) in the separation. The agreement also describes when and how these transfers and assumptions would occur.

INDEMNIFICATION AND INSURANCE MATTERS AGREEMENT

     Effective as of the Separation Date, the Company released C-Cube (Old) and its affiliates, agents, successors and assigns, and C-Cube (Old) released the Company, and their affiliates, agents, successors and assigns, from any liabilities arising from events occurring on or before the Separation Date, including events occurring in connection with the activities to implement the separation, the merger and the distribution. This provision did not impair a party from enforcing the separation agreement, any ancillary agreement or any arrangement specified in any of these agreements.

     The indemnification and insurance matters agreement also contains provisions governing indemnification. The indemnifying party agreed to make all indemnification payments net of insurance proceeds that the indemnified party receives. The agreement also contains provisions governing notice and indemnification procedures.

EMPLOYEE MATTERS AGREEMENT

     The Company and C-Cube (Old) entered into an employee matters agreement to allocate assets, liabilities and responsibilities relating to current and former employees of the Company and their participation in the benefit plans, including stock plans, that Harmonic currently sponsors and maintains.

     In addition, the employee matters agreement dealt with the treatment of options. All vested options to purchase C-Cube (Old) common stock held by the Company employees terminated on the Separation Date. All unvested options to purchase C-Cube (Old) common stock held by the Company employees were replaced with substitute options to purchase the Company common stock, also referred to as spin-off Company options. The number of shares and the exercise price of options to purchase C-Cube (Old) common stock that converted into spin-off Company options were adjusted using a conversion formula. The conversion formula was based on the trading per-share price of C-Cube (Old) common stock and the trading per-share price of the Company common stock following the distribution. The resulting spin-off Company options maintained the original vesting provisions and option period.

TAX SHARING AGREEMENT

     C-Cube (Old), the Company and Harmonic entered into a tax sharing agreement providing for each of the parties obligations concerning various tax liabilities. Consistent with the merger agreement, the tax sharing agreement provides that the Company is to pay all federal, state, local and foreign taxes attributable to any taxable period or portion of a taxable period ending on or prior to the effective time and all taxes related to the distribution of the Company stock and related transactions. Further, the Company agreed to indemnify C-Cube (Old) and Harmonic for all increases in taxes related to the Company business prior to the spin-off or taxes incurred in connection with the spin-off, and for all increases in taxes (up to the amount of certain research and development credits) related to the DiviCom business prior to the spin-off.

     The tax sharing agreement further provides for cooperation with respect to tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party.

REAL ESTATE MATTERS AGREEMENT

     The real estate matters agreement addresses real estate matters relating to the C-Cube (Old) properties that C-Cube (Old) agreed to transfer to or share with the Company, The agreement describes the manner in which C-Cube (Old) was to transfer to or share with the Company various leased properties, including the following types of transactions:

     - assignments to the Company of C-Cube (Old) leases for specified leased properties; and

     - subleases back to C-Cube (Old) by the Company of portions of specified leased properties to be assigned to the Company.

     The real estate matters agreement includes a description of each property to be transferred to or shared with the Company for each type of transaction. The standard forms of the proposed transfer documents (e.g., assignment and sublease) are contained in schedules.

MASTER TRANSITIONAL SERVICES AGREEMENT

     The Company is party to a transitional services agreement with C-Cube (Old) covering the provision of various transitional services, including telecommunications, networks, enterprise applications and other services by the Company to C-Cube (Old) and, if necessary in certain circumstances, vice versa. Except for the items for which substantially all of the use is by or for the benefit of the DiviCom business, all infrastructure hardware and software (including, but not limited to, telecommunications, networks, servers, desktop computers and enterprise applications, unless prohibited by a third party) are to be owned by the Company. The services to be provided will generally be provided for a fee equal to the actual direct and indirect costs of providing the services plus 10%. The transition services agreement will generally have a term of two years or less from the date of Separation Date.

     There have been no material payments between the parties pursuant to the above referenced agreements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements -- See Index to Consolidated Financial Statements and Financial Statement Schedule at page 31 of this Form 10-K.

   (2) Financial Statement Schedule -- See Index to Consolidated Financial Statements and Financial Statement Schedule at page 31 of this Form 10-K.

   (3) Exhibits -- See Exhibit Index at page 69 of this Form 10-K.

(b) Reports on From 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          C-CUBE MICROSYSTEMS INC.
                                          (Registrant)

Dated: April 10, 2001                     By:       /s/ UMESH PADVAL
                                            ------------------------------------
                                                        Umesh Padval
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
          /s/ ALEXANDRE A. BALKANSKI, PH.D.             Director and Chairman of the     April 10, 2001
-----------------------------------------------------              Board
           (Alexandre A. Balkanski, Ph.D.)

                  /s/ UMESH PADVAL                       President, Chief Executive      April 10, 2001
-----------------------------------------------------       Officer and Director
                   (Umesh Padval)                      (Principal Executive Officer)

                  /s/ HOWARD BAILEY                    Senior Vice President, Finance    April 10, 2001
-----------------------------------------------------   and Chief Financial Officer
                   (Howard Bailey)                        (Principal Financial and
                                                            Accounting Officer)

                 /s/ GREGORIO REYES                               Director               April 10, 2001
-----------------------------------------------------
                  (Gregorio Reyes)

                  /s/ T.J. RODGERS                                Director               April 10, 2001
-----------------------------------------------------
                   (T.J. Rodgers)

                  /s/ BARYN S. FUTA                               Director               April 10, 2001
-----------------------------------------------------
                   (Baryn S. Futa)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 2.1       Agreement and Plan of Reorganization between the Registrant,
           LSI Logic Corporation and Clover Acquisition Corp., dated
           March 26, 2001
 3.1*      Certificate of Incorporation of the Registrant
 3.2*      Bylaws of the Registrant
 4.2**     Specimen Common Stock Certificate
10.1**     Form of Separation and Distribution Agreement between
           Harmonic Inc. (as successor-in-interest to C-Cube (Old)) and the Registrant
10.2**     Form of Tax Sharing Agreement between Harmonic Inc. and the
           Company
10.3**     Form of General Assignment and Assumption Agreement between
           Harmonic Inc. (as successor-in-interest to C-Cube (Old)) and the Registrant
10.4**     Form of Identification and Insurance Matters Agreement
           between Harmonic Inc. (as successor-in-interest to C-Cube
           (Old)) and the Registrant
10.5**     Form of Master Transitional Services Agreement between
           Harmonic Inc. (as successor-in-interest to C-Cube (Old)) and the Registrant
10.6**     Form of Officers' and Directors' Indemnification Agreement
10.7*      Securities Purchase Agreement by and between the Registrant and Thomson Multimedia S.A. dated as of February 10, 2000
10.8*+     Form of Warrant for Thomson Multimedia S.A.
10.9**     2000 Stock Plan
10.10**    Form of 2000 Stock Plan Agreement
10.11**    2000 Employee Stock Purchase Plan
10.12**    Form of 2000 Employee Stock Purchase Plan Agreement
10.13**    2000 Director Option Plan
10.14**    Form of 2000 Director Plan Agreement
10.15      Form of Management Retention Agreement
10.16      Management Retention Agreement for Umesh Paolval dated
           February 18, 2000.
21.1**     List of Subsidiaries
23.1       Consent of Independent Auditors

---------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-10 (File No. 000-286955)

** Incorporated by reference to the Registrant's Registration Statement on Form
   S-1 (File No. 333-31896)

+  Confidential treatment has been granted for portions of this exhibit