Form 10-Q
period 2001-03-31
C CUBE MICROSYSTEMS INC/DE
filed 2001-05-15
CIK 1102056

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

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

      AS OF MAY 1, 2001, 48,438,621 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                            C-CUBE MICROSYSTEMS INC.

                                TABLE OF CONTENTS


                                                                                      Page
                                                                                      ----
Part I.  Financial Information

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets
         March 31, 2001 (unaudited) and December 31, 2000 .........................     3

         Condensed Consolidated Statements of Income
         Three months ended March 31, 2001 and 2000 (unaudited)....................     4

         Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 2001 and 2000 (unaudited)....................     5

         Notes to Condensed Consolidated Financial Statements (unaudited) .........     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ......................................    11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...............    17


Part II. Other Information

Item 1.  Legal Proceedings ........................................................    18

Item 2.  Changes in Securities and Use of Proceeds ................................    18

Item 3.  Defaults Upon Senior Securities ..........................................    18

Item 4.  Submission of Matters to a Vote of Security Holders ......................    18

Item 5.  Other Information ........................................................    18

Item 6.  Exhibits and Reports on Form 8-K .........................................    18

Signatures ........................................................................    19

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                            C-CUBE MICROSYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31,      DECEMBER 31,
                                                                  2001            2000*
                                                               -----------     ------------
                                                               (UNAUDITED)
                                     ASSETS
     Current assets:
       Cash and equivalents ..............................      $  59,787       $  49,736
       Short-term investments ............................          6,875           2,798
       Receivables - net .................................         22,197          23,273
       Inventories .......................................         13,218          17,505
       Other current assets ..............................         22,150          21,620
                                                                ---------       ---------
               Total current assets ......................        124,227         114,932
     Property and equipment - net ........................         16,364          17,908
     Production capacity rights ..........................         23,115          23,560
     Distribution rights - net ...........................          1,112           1,153
     Purchased technology - net ..........................          1,393           1,466
     Deferred taxes and other assets .....................         57,953          63,540
                                                                ---------       ---------
               Total .....................................      $ 224,164       $ 222,559
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable ..................................      $   9,905       $  19,435
       Accrued liabilities ...............................         21,324          29,979
       Income taxes payable ..............................            866           5,863
       Current portion of long-term obligations ..........         23,566          28,744
                                                                ---------       ---------
               Total current liabilities .................         55,661          84,021
     Long-term obligations ...............................          1,221           1,299
                                                                ---------       ---------
               Total liabilities .........................         56,882          85,320
                                                                ---------       ---------
     Minority interest in subsidiary .....................            408             543
     Stockholders' equity:
       Common stock ......................................        165,331         136,209
       Accumulated other comprehensive loss ..............         (1,913)         (1,757)
       Accumulated earnings ..............................          3,456           2,244
                                                                ---------       ---------
               Total stockholders' equity ................        166,874         136,696
                                                                ---------       ---------
               Total .....................................      $ 224,164       $ 222,559
                                                                =========       =========

* Derived from the audited balance sheet included in Company's report on 10K for the year ended December 31, 2000.

            See notes to condensed consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       QUARTER ENDED
                                                                                         MARCH 31,
                                                                                   -----------------------
                                                                                     2001           2000
                                                                                   --------       --------
Net revenues ................................................................      $ 50,052       $ 61,002
                                                                                   --------       --------
Costs and expenses:
  Cost of product revenues ..................................................        23,066         26,754
  Research and development ..................................................        14,795         14,154
  Selling, general and administrative:
    Selling, general and administrative .....................................        11,721         10,748
    Stock-based compensation and merger/spin-off related
    payroll taxes ...........................................................            --          3,413
                                                                                   --------       --------
     Total ..................................................................        49,582         55,069
                                                                                   --------       --------
Income from operations ......................................................           470          5,933
Other income, net ...........................................................         1,004          3,775
                                                                                   --------       --------
Income from continuing operations before income taxes and minority interest .         1,474          9,708
Income tax expense for continuing operations ................................           397          2,621
                                                                                   --------       --------
Income from continuing operations before minority interest ..................         1,077          7,087
Minority interest in net income (loss) of subsidiary ........................          (135)             7
                                                                                   --------       --------
Income from continuing operations ...........................................         1,212          7,080
Discontinued operations:
    Income from operations of DiviCom business, net of taxes ................            --          1,552
    Loss on disposal of DiviCom business, net of taxes ......................            --         (7,348)
                                                                                   --------       --------
Net income ..................................................................         1,212          1,284
                                                                                   ========       ========
Basic earnings per share amounts:
    Income from continuing operations .......................................      $   0.02       $   0.16
    Income (loss) from discontinued operations ..............................            --           0.04
    Loss on disposal of DiviCom (net of tax) ................................            --          (0.17)
                                                                                   --------       --------
    Net income (loss) .......................................................      $   0.02       $   0.03
                                                                                   ========       ========
Diluted earnings per share amounts:
    Income from continuing operations .......................................      $   0.02       $   0.14

    Income (loss) from discontinued operations ..............................            --           0.03
    Loss on disposal of DiviCom (net of tax) ................................            --          (0.15)
                                                                                   --------       --------
    Net income (loss) .......................................................      $   0.02       $   0.03
                                                                                   ========       ========
Basic shares used in computation ............................................        49,979         43,884
                                                                                   ========       ========
Diluted shares used in computation ..........................................        51,433         49,449
                                                                                   ========       ========


            See notes to condensed consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -------------------------
                                                                        2001            2000
                                                                      ---------       ---------
Cash flows from operating activities:
  Net income ...................................................      $   1,212       $   1,284
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Minority interest in subsidiary ...........................           (135)              7
     Depreciation and amortization .............................          3,497           3,415
     Deferred income taxes .....................................          5,573           1,707
     Tax benefit from employee stock transactions ..............          1,370          44,817
     Changes in assets and liabilities:
        Receivables ............................................            899           5,575
        Inventories ............................................          4,223         (10,848)
        Other current assets ...................................           (830)          2,094
        Accounts payable .......................................         (9,292)         (8,057)
        Accrued liabilities ....................................         (8,969)         (3,190)
        Income taxes payable ...................................         (4,997)        (44,779)
        Deferred revenue .......................................            500              --
        Production capacity rights .............................             --         (20,000)
                                                                      ---------       ---------
  Net cash used in continuing operations .......................         (6,949)        (27,975)
  Net cash provided by discontinued operations .................             --             736
                                                                      ---------       ---------
  Net cash used in operations ..................................         (6,949)        (27,239)
                                                                      ---------       ---------
Cash flows from investing activities:
  Sales and maturities of short-term investments ...............         10,415          82,100
  Purchases of short-term investments ..........................        (14,662)         (3,941)
  Capital expenditures .........................................         (1,150)           (947)
  Other assets .................................................              2            (408)
                                                                      ---------       ---------
  Net cash provided by (used in) investing activities ..........         (5,395)         76,804
                                                                      ---------       ---------
Cash flows from financing activities:
  Income tax refund related to the spin-off of the semiconductor
     business ..................................................         22,500              --
  Repayment of bank loan .......................................         (5,000)             --
  Repayments of capital lease obligations ......................           (351)            (18)
  Sale of common stock .........................................          5,252          41,080
  Repurchase of convertible subordinated notes .................             --             (10)
                                                                      ---------       ---------
  Net cash provided by financing activities ....................         22,401          41,052
                                                                      ---------       ---------
Exchange rate impact on cash and equivalents ...................             (6)           (165)
                                                                      ---------       ---------
Net increase in cash and equivalents ...........................         10,051          90,452
Cash and equivalents, beginning of period ......................         49,736         123,145
                                                                      ---------       ---------
Cash and equivalents, end of period ............................      $  59,787       $ 213,597
                                                                      =========       =========

Supplemental schedule of non-cash investing and financing activities:
  Unrealized gain (loss) on investments ...........                    $   (170)       $     15
  Equipment acquired under lease ..................                          --           1,500
  Conversion of convertible debt into common stock                           --          17,560
Supplemental schedule of cash flow information:
  Cash paid during the period for:
    Interest ......................................                    $    124        $    184
    Income taxes ..................................                      12,727            (108)

            See notes to condensed consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

      The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

    The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2000.

2. Significant Events

    On March 26, 2001, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with LSI Logic Corporation ("LSI") and Clover Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of LSI. Under the terms of the Reorganization Agreement, Merger Sub will commence an exchange offer whereby it will offer 0.79 of a share of common stock for each outstanding share of the Company's common stock. Under the terms of the Merger Agreement, the exchange offer will be followed by a merger in which Merger Sub would acquire, at the same exchange ratio, the remaining shares of the Company's common stock not previously acquired in the exchange offer. Upon completion of the merger, LSI has agreed to assume all options and warrants to purchase shares of C-Cube common stock and convert them into options and warrants to purchase shares of LSI common stock. The merger is subject to customary closing conditions, including the tender for exchange of at least a majority of the Company's outstanding shares of common stock (including for purposes of the calculation of the majority of shares, certain outstanding options and warrants to purchase the Company's shares.) On April 24, 2001, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. On April 26, 2001, the Form S-4 registration statement filed on April 13, 2001 in connection with the exchange offer was declared effective by the Securities and Exchange Commission. The initial exchange offer commenced on April 13, 2001 and expired at midnight on May 10, 2001. Approximately 43.6 million shares of the Company's common stock (including shares tendered through notice of guaranteed delivery) were validly tendered and not properly withdrawn prior to the expiration of the initial exchange offer, which constitutes approximately 86% of the total number of outstanding shares of the Company's common stock. The Merger Sub has elected to provide a subsequent offering period in connection with the exchange offer. The subsequent offering period commenced on May 11, 2001 and will expire at midnight on May 24, 2001. During the subsequent offering period, the Merger Sub would exchange each share of the Company's common stock at the same exchange ratio offered in the initial exchange offer. Shares of the Company's common stock tendered during the subsequent offering period may not be withdrawn.

3. Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                                                 MARCH 31,   DECEMBER 31,
                                                   2001          2000
                                                 ---------   ------------
                                                     (IN THOUSANDS)
                   Finished goods ..........      $ 8,300      $ 7,213
                   Work-in-process .........          726        1,130
                   Raw materials ...........        4,192        9,162
                                                  -------      -------
                             Total .........      $13,218      $17,505
                                                  =======      =======

4. Bank Line of Credit

      At March 31, 2001, the Company had a $28.0 million bank line of credit facility ($22.0 million outstanding at March 31, 2001) that expires on May 31, 2002. Under the terms of the commitment, the total amount available for borrowing by the Company under the facility will be reduced to $25.0 million at the end of the second quarter of 2001. The $22.0 million of borrowed funds outstanding at March 31, 2001 bears interest at LIBOR plus 2.0% (8.4% at March 31, 2001). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth and certain financial ratios and is collateralized by the current assets of the Company. At March 31, 2001, the Company was in compliance with the covenants.

5. Stockholders' Equity

      The following table represents the changes to stockholders' equity for the three-month period ended March 31, 2001:

                                                                      ACCUMULATED
                                                                         OTHER
                                                        COMMON       COMPREHENSIVE   ACCUMULATED
                                                         STOCK        GAIN (LOSS)     EARNINGS         TOTAL
                                                       ---------     -------------   -----------     ---------
     BALANCES, DECEMBER 31, 2000 ................      $ 136,209      $  (1,757)      $   2,244      $ 136,696
     Net income .................................             --             --           1,212          1,212
     Accumulated translation adjustments ........             --             14              --             14
     Unrealized loss on investments .............             --           (170)             --           (170)
     Common stock issued under stock plans ......          5,252             --              --          5,252
     Tax benefit from employee stock
       transactions .............................          1,370             --              --          1,370
     Income tax refund related to the spin-off of
       the semiconductor business ...............         22,500             --              --         22,500
                                                       ---------      ---------       ---------      ---------
     BALANCES, MARCH 31, 2001 ...................      $ 165,331      $  (1,913)      $   3,456      $ 166,874
                                                       =========      =========       =========      =========

6. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                      QUARTER ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                    2001          2000
                                                                  --------      --------
     Numerator:
      Income from continuing operations ....................      $  1,212      $  7,080
      Income (loss) from discontinued DiviCom business .....            --         1,552
      Loss on disposal of DiviCom business .................            --        (7,348)
                                                                  --------      --------
      Numerator for basic and diluted earnings per share ...      $  1,212      $  1,284
                                                                  ========      ========
     Denominator:
      Weighted-average shares - denominator for basic
         earnings per share ................................        49,979        43,884
      Dilutive common stock equivalents, using treasury
         stock method ......................................         1,454         5,565
                                                                  --------      --------
      Denominator for diluted earnings per share ...........      $ 51,433      $ 49,449
                                                                  ========      ========

      Basic earnings (loss) per share ......................      $   0.02      $   0.03
                                                                  ========      ========
      Diluted earnings (loss) per share ....................      $   0.02      $   0.03
                                                                  ========      ========

      Options to purchase 14,454,456 shares of common stock were outstanding during the three months ended March 31, 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

7. Comprehensive Income

      For the three months ended March 31, 2001 and 2000, comprehensive income, which was comprised of the Company's net income for the periods, changes in accumulated translation adjustments and unrealized gains/loss on investments, was $1.1 million and $1.1 million, respectively.

8. Other Significant Transactions

      Merger/Spin-Off

      On December 9, 1999, C-Cube entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc. In accordance with this agreement, on May 2, 2000, C-Cube's semiconductor division was spun-off into an independent company, and on May 3, 2000, C-Cube's DiviCom division was merged with Harmonic Inc. Accordingly, as required by Accounting Principles Board Opinion No. 30 and Emerging Issues Task Force Issue No. 95-18, the results of operations of the Semiconductor division (the continuing entity) are reported separately from the results of operations of the DiviCom division (the discontinued entity).

      The results of discontinued operations are presented on two line items on the face of the Condensed Consolidated Statements of Income included herein. Through March 31, 2000, income from operations of DiviCom includes revenues of $36.8 million and tax benefit of $6.8 million. Loss on disposal of DiviCom includes direct costs, net of taxes, associated with the merger/spin-off transaction which were incurred by the Company.

      In 2000, in connection with the merger, the Company transferred the net assets of DiviCom to Harmonic, incurred and paid a tax liability in connection with the spin-off of the semiconductor business and recorded a deferred tax asset relating to an increase in the tax basis of the Company's assets. The transfer of the net assets and the tax liability has been reflected as a return of capital to the stockholders.

      In the first quarter of 2001, the Company received an income tax refund of $22.5 million for amounts previously paid in 2000 for income taxes related to the spin-off of the semiconductor business. The receipt of the income tax refund has been reflected as an increase to stockholders' equity.

      Merger/spin-off related payroll taxes

      As a condition of the Amended and Restated Agreement and Plan of Merger and Reorganization with Harmonic Inc., all vested employee stock options were to be exercised before the merger date or they would be forfeited. The resulting exercises generated an additional payroll tax expense, within selling, general and administrative, of $3.4 million dollars in the first quarter of 2001.

9. Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended by SFAS 137, which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was further amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133, as amended, requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133, as amended, on January 1, 2001 and did not elect hedge accounting. The adoption of this statement did not have an impact on the financial position or results of operations of the Company.

      During the period ended March 31, 2001 the Company's derivative contracts consisted only of foreign exchange forward contracts to hedge certain balance sheet exposures to future foreign current rate movements. Such derivative contracts did not have a material impact on the financial position or results of operations for the quarter then ended.

10. Reclassifications

      Certain reclassifications have been made to previously reported amounts in order to conform to the March 31, 2001 presentation.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in this Item 2, those described elsewhere in this report and those described in the Company's Amendment No. 2 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 22, 2000, the Company's Form 10-K for the year ended December 31, 2000, other Form 10-Qs and other reports submitted under the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those statements marked with an asterisk (*) in this report. The Company assumes no obligation to update any forward-looking statements.

QUARTER ENDED MARCH 31, 2001

      The following table sets forth certain operating data as a percentage of net revenues for the three months ended March 31, 2001 and 2000:

                                                                            QUARTER ENDED
                                                                              MARCH 31,
                                                                          ------------------
                                                                          2001         2000
                                                                          -----        -----
        Net revenues .............................................        100.0%       100.0%
        Costs and expenses:
          Cost of revenues .......................................         46.1         43.9
          Research and development ...............................         29.6         23.2
           Selling, general and administrative ...................         23.4         17.6
           Stock-based compensation and merger/spin-off
             related payroll taxes ...............................           --          5.6
                                                                          -----        -----
                  Total ..........................................         99.1         90.3
                                                                          -----        -----
        Income from operations ...................................          0.9          9.7
        Other income, net ........................................          2.0          6.2
                                                                          -----        -----
        Income from continuing operations before income
           taxes and minority interest ...........................          2.9         15.9
        Income tax expense for continuing operations .............          0.8          4.3
                                                                          -----        -----
        Income from continuing operations before minority
           interest ..............................................          2.2         11.6
        Minority interest in net income (loss) of subsidiary .....         (0.3)          --
                                                                          -----        -----
        Income from continuing operations ........................          2.4         11.6
        Discontinued operations:
          Income from operations of DiviCom business, net
           of taxes ..............................................           --         (9.5)
                                                                          -----        -----
        Net income ...............................................          2.4%         2.1%
                                                                          =====        =====

      NET REVENUES

      Net revenues decreased 18.0% from $61.0 million in the first quarter of 2000 to $50.1 million in the first quarter of 2001. The decrease in net revenues was primarily due to a decline in volume shipments of decoder chips used in VCD and Chaoji VCD applications and increased price competition, and to a lesser extent, a decline in the average selling price of codecs (single chip encoder/decoder). The decrease in net revenues discussed above was partially offset by higher volume shipments of DVD chips used in consumer applications. The Company believes the markets for chips used in DVD players, chips used in digital set-top boxes and codecs will continue to grow, while the market for decoder chips used in VCD and Chaoji VCD applications will gradually decline as the market becomes saturated and as consumers choose DVD players over VCD players.*

     GROSS MARGIN

     Gross margins decreased from 56.1% in the first quarter of 2000 to 53.9% in the first quarter of 2001. The decrease in margins was principally attributable to a decline in the average selling price as a result of competitive pricing pressures in the DVD, S-VCD and VCD markets without similar manufacturing cost reductions. The decline in gross margins discussed above was partially offset by changes in product mix with a shift toward sales of higher gross margin products such as chips used in digital set-top boxes.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 4.5% from $14.2 million in the first quarter of 2000 to $14.8 million in the first quarter of 2001. The increase in research and development expenses was primarily attributable to non-labor related product development costs. The Company anticipates that research and development expenses will continue to increase in future periods. *

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses excluding stock-based compensation and merger/spin-off related payroll taxes, increased 9.1% from $10.7 million in the first quarter of 2000 to $11.7 million in the first quarter of 2001. The increase was primarily due to increased headcount and related expenses, in connection with the Company's increased international coverage in sales and marketing.

      OTHER INCOME

     Other income, decreased from $3.8 million in the first quarter of 2000 to $1.0 million in the first quarter of 2001 because of lower average cash and investment balances.

     INCOME TAX EXPENSE

     The Company's effective tax rate for continuing operations in the first quarter of 2001 was 27%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.



FACTORS THAT MAY AFFECT FUTURE RESULTS

     International revenues accounted for 92.4% of net revenues for the first quarter of 2001, as compared to 87.4% for the first quarter of 2000. The Company expects that international revenues will continue to represent a significant portion of net revenues. The Company believes that its success will depend in part upon its ability to manage international marketing and sales operations.* In addition, the Company purchases a substantial portion of its manufacturing services from foreign suppliers. The Company's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders.

     The Asian consumer electronics markets accounted for approximately 52.6% and 62.2% of total sales in the first quarters of 2001 and 2000, respectively, and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* Asia has experienced economic instability in the past few years, which has resulted in currency devaluation, falling consumer spending and domestic price deflation. The company believes that any of these factors could significantly reduce the demand for the end-user goods in which the Company's products are incorporated. A significant portion of the Company's first quarter 2001 sales in Asia were of decoder chips, which are used in DVD, VideoCD and Chaoji VCD players. The Company believes purchases of these products are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its semiconductor products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company generally requires prior to shipment.

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

     The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, the Company's ability to introduce new products and technologies on a timely basis, unanticipated problems in the performance of the Company's next generation or cost-reduced products, the ability to successfully introduce products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors, market acceptance of products of both the Company and its customers, compatibility of new products with emerging digital video standards, purchase commitments for customized components procured in advance of anticipated systems contracts, supply constraints for other components incorporated into its customers' products, credit risk for international customers not using letters of credit, fluctuations in foreign currency exchange rates to the U.S. dollar, the level of expenditures in manufacturing, research and development, and sales, general and administrative functions, and a recent trend of mergers and acquisitions creating larger competitors which may have established market share or greater financial or technical resources than the Company.*

     In addition, the Company's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past, and the digital satellite broadcast, cable and wireless cable markets, which are in an early stage, creating uncertainty with respect to product volume and timing. To the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. Historically, the Company has shipped a substantial portion of its product in the last month of a given quarter. A significant portion of the Company's expenses is fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

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

     The market price of the Company's common stock has fluctuated significantly since its spin-off from the DiviCom business in 2000. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results, quarterly fluctuations in other semiconductor or digital video networking companies' financial results, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies.


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments were $49.7 million at the end of 2000, as compared to $59.8 million at March 31, 2001. Working capital increased from $30.9 million at the end of 2000 to $68.6 million at March 31, 2001.

     The Company's operating activities used cash of $6.9 million in the first quarter of 2001, primarily due to a decrease in accounts payable, accrued liabilities and income taxes payable of $9.3 million, $9.0 million, and $5.0 million, respectively, partially offset by a decrease in inventory of $4.2 million and a decrease in deferred tax assets of $5.6 million.

     The Company investing activities, exclusive of purchases and sales and maturities of short-term investments, used cash of $1.1 million, primarily for capital expenditures.

     Cash provided by financing activities was $22.4 million in the first quarter of 2001, primarily from an income tax refund related to the spin-off of the semiconductor business of $22.5 million and sale of common stock of $5.3 million, partially offset by repayments on bank borrowings of $5.0 million.

       At March 31, 2001, the Company had a $28.0 million bank line of credit facility ($22.0 million outstanding at March 31, 2001) that expires on May 31, 2002. Under the terms of the commitment, the total amount available for borrowing by the Company under the facility will be reduced to $25.0 million at the end of the second quarter of 2001. The $22.0 million of borrowed funds outstanding at March 31, 2001 bears interest at LIBOR plus 2.0% (8.4% at March 31, 2001). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth and certain financial ratios and is collateralized by the current assets of the Company. At March 31, 2001, the Company was in compliance with the covenants.

     The spin-off on May 2, 2000 created an estimated tax obligation of approximately $413.3 million as calculated under the tax-sharing agreement between the Company and Harmonic that was partially offset by tax benefits totaling $100.4 million. In the first quarter of 2001, as a result of its income tax filing, the Company received a $22.5 million refund of the estimated taxes paid. The tax was determined by the volume weighted-average trading price of each company share - $21.81 - on the first day after the distribution. Under the tax-sharing agreement, the Company issued to Harmonic a promissory note of $118.0 million, due and payable on June 29, 2000 at 15% interest per annum. Subsequent to the receipt of a $40.0 million bank line of credit and the receipt of $9.4 million by Thomson Multimedia S.A. in May 2000, the Company settled the promissory note. See the Company's Amendment No. 2 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 22, 2000 and the Company's Form 8-K filed with the Securities and Exchange Commission on May 3, 2000 for further details of the tax-sharing agreement and promissory note with Harmonic.

     Based on current plans and business conditions, the Company expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations will be sufficient to meet the Company's cash requirements for operations and capital commitments for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company, or at all. In addition, the Company has considered and will continue to consider various possible transactions with foundries to secure additional foundry capacity, which could include, without limitation, equity investments, prepayments, non-refundable deposits or loans in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships.

    On March 26, 2001, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with LSI Logic Corporation ("LSI") and Clover Acqusition Corp. ("Merger Sub"), a wholly-owned subsidiary of LSI. Under the terms of the Reorganization Agreement, Merger Sub will commence an exchange offer whereby it will offer 0.79 of a share of common stock for each outstanding share of the Company's common stock. Under the terms of the Merger Agreement, the exchange offer will be followed by a merger in which Merger Sub would acquire, at the same exchange ratio, the remaining shares of the Company's common stock not previously acquired in the exchange offer. Upon completion of the merger, LSI has agreed to assume all options and warrants to purchase shares of C-Cube common stock and convert them into options and warrants to purchase shares of LSI common stock. The merger is subject to customary closing conditions, including the tender for exchange of at least a majority of the Company's outstanding shares of common stock (including for purposes of the calculation of the majority of shares, certain outstanding options and warrants to purchase the Company's shares.) On April 24, 2001, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. On April 26, 2001, the Form S-4 registration statement filed on April 13, 2001 in connection with the exchange offer was declared effective by the Securities and Exchange Commission. The initial exchange offer commenced on April 13, 2001 and expired at midnight on May 10, 2001. Approximately 43.6 million shares of the Company's common stock (including shares tendered through notice of guaranteed delivery) were validly tendered and not properly withdrawn prior to the expiration of the initial exchange offer, which constitutes approximately 86% of the total number of outstanding shares of the Company's common stock. The Merger Sub has elected to provide a subsequent offering period in connection with the exchange offer. The subsequent offering period commenced on May 11, 2001 and will expire at midnight on May 24, 2001. During the subsequent offering period, the Merger Sub would exchange each share of the Company's common stock at the same exchange ratio offered in the initial exchange offer. Shares of the Company's common stock tendered during the subsequent offering period may not be withdrawn.

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

     Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of U.S. government securities and debt securities with an average maturity of less than one year. The market value of this portfolio was $6.9 million at March 31, 2001. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from current levels at March 31, 2001, the fair value of the portfolio would not be affected materially. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.*

     The Company has a variable-rate line of credit of $22.0 million outstanding at March 31, 2001 and a hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.

    Foreign Currency Exchange Risk. The Company enters into foreign exchange forward contracts to hedge certain economic exposures, balance sheet exposures and inter-company balances against future movements in the dollar/yen exchange rate. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10% appreciation of the U.S. dollar from March 31, 2001 market rates would increase the fair value of the Company's forward contracts by $0.2 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from March 31, 2001 market rates would decrease the fair value of the Company's forward contracts by $0.2 million. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not be expected to have a material impact on future net income or cash flows.

      All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial positions at March 31, 2001. Actual results may differ materially.

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

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None.

         (b)   Reports on Form 8-K

               On March 26, 2001, LSI Logic Corporation ("LSI") and C-Cube Microsystems Inc. ("C-Cube") issued a press release announcing that they had signed an Agreement and Plan of Reorganization (the "Reorganization Agreement") by and among LSI, Clover Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of LSI, and C-Cube.

               Readers are referenced to C-Cube's Form 8-K filed with the Securities and Exchange Commission on March 30, 2001 and to the "Liquidity and Capital Resources" discussion included herein for further information on the Reorganization Agreement.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 C-Cube Microsystems Inc.
                                                      (Registrant)

Dated:  May 15, 2001                         By: /s/ CHRIS FARRELL
       -------------                            --------------------------------
                                                Chris Farrell
                                                Corporate Controller